Form 10-Q
period 2001-09-29
VIASYS HEALTHCARE INC
filed 2001-11-13
CIK 1123361

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-Q

 (mark one)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED
             SEPTEMBER 29, 2001
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-16121

                             VIASYS HEALTHCARE INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      04-3505871
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

     700 SOUTH HENDERSON ROAD, SUITE 202                           19406
        KING OF PRUSSIA, PENNSYLVANIA                            (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 992-5881

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  [ ]     No  [X]

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    CLASS                             OUTSTANDING AT OCTOBER 29, 2001
                    -----                             -------------------------------
         Common Stock, $.01 par value                            26,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS
                             VIASYS HEALTHCARE INC.

                           CONSOLIDATED BALANCE SHEET

                                                              SEPTEMBER 29,    DECEMBER 30,
                                                                  2001             2000
                                                              -------------    ------------
                                                                       (UNAUDITED)
                                                               (IN THOUSANDS EXCEPT SHARE
                                                                        AMOUNTS)
                                          ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  6,402         $ 12,611
  Advance to affiliate......................................          --            1,517
  Accounts receivable, less allowances of $7,839 and
    $6,913..................................................      71,994           67,290
  Inventories:
    Raw materials and supplies..............................      39,471           36,518
    Work in process.........................................      10,599           11,695
    Finished goods..........................................      23,992           21,778
  Deferred tax asset........................................      14,656           14,832
  Prepaid expenses..........................................       4,528            4,514
  Due from parent company and affiliated companies, net.....          --              493
                                                                --------         --------
                                                                 171,642          171,248
                                                                --------         --------
Property, Plant and Equipment, at Cost......................      87,040           81,324
  Less: Accumulated depreciation and amortization...........      58,140           53,443
                                                                --------         --------
                                                                  28,900           27,881
                                                                --------         --------
Other Assets................................................       8,192            7,421
                                                                --------         --------
Goodwill (Note 5)...........................................     179,677          183,801
                                                                --------         --------
                                                                $388,411         $390,351
                                                                ========         ========
                         LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Advance from affiliate....................................    $ 34,620         $ 42,368
  Current maturities of long-term obligations...............          53               --
  Accounts payable..........................................      16,701           18,360
  Accrued payroll and employee benefits.....................      13,950           13,317
  Deferred revenue..........................................       8,578            8,144
  Accrued installation and warranty costs...................       4,735            5,410
  Accrued commissions.......................................       4,158            4,639
  Other accrued expenses....................................      14,339           10,781
                                                                --------         --------
                                                                  97,134          103,019
                                                                --------         --------
Deferred Income Taxes and Other Deferred Items..............       1,842            1,842
                                                                --------         --------
Long-term Capital Lease.....................................         197               --
                                                                --------         --------
Shareholders' Investment:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized; none issued (Note 9)
  Common stock, $.01 par value, 100,000,000 shares
    authorized; 26,000,000 shares issued (Notes 9 and 10)...         260              260
  Capital in excess of par value............................     262,095          262,095
  Retained earnings.........................................      28,301           24,579
  Accumulated other comprehensive items (Notes 2 and 5).....      (1,418)          (1,444)
                                                                --------         --------
                                                                 289,238          285,490
                                                                --------         --------
                                                                $388,411         $390,351
                                                                ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIASYS HEALTHCARE INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 29,    SEPTEMBER 30,
                                                                   2001             2000
                                                              --------------   --------------
                                                                        (UNAUDITED)
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
Revenues....................................................     $87,936          $83,185
                                                                 -------          -------
Costs and Operating Expenses:
  Cost of revenues..........................................      45,667           43,880
  Selling, general and administrative expenses (Note 11)....      26,149           24,610
  Research and development expenses.........................       7,258            6,525
  Restructuring and other unusual costs (Note 7)............         716              566
                                                                 -------          -------
                                                                  79,790           75,581
                                                                 -------          -------
Operating Income............................................       8,146            7,604
Interest Income.............................................          42               16
Interest Expense............................................        (466)            (556)
Other Income (Expense), Net.................................         103               30
                                                                 -------          -------
Income Before Provision for Income Taxes....................       7,825            7,094
Provision for Income Taxes..................................      (3,287)          (3,348)
                                                                 -------          -------
Net Income..................................................     $ 4,538          $ 3,746
                                                                 =======          =======
Basic and Diluted Earnings per Share (Notes 3 and 10).......     $   .17          $   .14
                                                                 =======          =======
Basic and Diluted Weighted Average Shares (Notes 3 and
  10).......................................................      26,000           26,000
                                                                 =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIASYS HEALTHCARE INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                     NINE MONTHS ENDED
                                                              -------------------------------
                                                              SEPTEMBER 29,    SEPTEMBER 30,
                                                                   2001             2000
                                                              --------------   --------------
                                                                        (UNAUDITED)
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
Revenues....................................................     $265,226         $259,667
                                                                 --------         --------
Costs and Operating Expenses:
  Cost of revenues..........................................      139,779          134,227
  Selling, general and administrative expenses (Note 11)....       79,185           75,336
  Research and development expenses.........................       21,016           18,034
  Restructuring and other unusual costs (Note 7)............        1,840            1,582
                                                                 --------         --------
                                                                  241,820          229,179
                                                                 --------         --------
Operating Income............................................       23,406           30,488
Interest Income.............................................          102              102
Interest Expense............................................       (1,446)          (1,541)
Other Income (Expense), Net.................................          (31)             (38)
                                                                 --------         --------
Income Before Provision for Income Taxes and Minority
  Interest..................................................       22,031           29,011
Provision for Income Taxes..................................       (9,253)         (12,088)
Minority Interest Expense...................................           --             (191)
                                                                 --------         --------
Net Income..................................................     $ 12,778         $ 16,732
                                                                 ========         ========
Basic and Diluted Earnings per Share (Notes 3 and 10).......     $    .49         $    .64
                                                                 ========         ========
Basic and Diluted Weighted Average Shares (Notes 3 and
  10).......................................................       26,000           26,000
                                                                 ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIASYS HEALTHCARE INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 29,   SEPTEMBER 30,
                                                                  2001            2000
                                                              -------------   -------------
                                                                       (UNAUDITED)
                                                                     (IN THOUSANDS)
Operating Activities:
  Net income................................................    $ 12,778        $ 16,732
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................      10,565          10,302
     Provision for losses on accounts receivable............       1,269           1,071
     Minority interest expense..............................          --             191
     Other noncash items....................................        (101)            111
     Changes in current accounts:
       Accounts receivable..................................      (6,197)         10,374
       Inventories..........................................      (4,788)        (10,889)
       Other current assets.................................         626           1,201
       Accounts payable.....................................      (1,629)             71
       Other current liabilities............................       3,560          (8,407)
                                                                --------        --------
          Net cash provided by operating activities.........      16,083          20,757
                                                                --------        --------
Investing Activities:
  Purchases of property, plant and equipment................      (7,066)         (6,420)
  Proceeds from sale of property, plant and equipment.......       1,164             237
  Advances from affiliate, net..............................       1,535             132
  Other, net................................................      (1,895)           (875)
                                                                --------        --------
          Net cash used in investing activities.............      (6,262)         (6,926)
                                                                --------        --------
Financing Activities:
  Net transfer to parent company............................      (9,056)        (15,016)
  Increase (decrease) in short-term borrowings..............      (7,394)          1,954
  Increase in long-term capital lease.......................         250              --
                                                                --------        --------
          Net cash used in financing activities.............     (16,200)        (13,062)
                                                                --------        --------
Exchange Rate Effect on Cash................................         170            (304)
                                                                --------        --------
Increase (Decrease) in Cash and Cash Equivalents............      (6,209)            465
Cash and Cash Equivalents at Beginning of Period............      12,611           3,012
                                                                --------        --------
Cash and Cash Equivalents at End of Period..................    $  6,402        $  3,477
                                                                ========        ========
Noncash Activities:
  Transfer of acquired minority interest in subsidiaries
     from parent company....................................    $     --        $ 22,188
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             VIASYS HEALTHCARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

     The interim consolidated financial statements presented have been prepared by Viasys Healthcare Inc., (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 29, 2001, the results of operations for the three- and nine-month periods ended September 29, 2001, and September 30, 2000, and the cash flows for the nine-month periods ended September 29, 2001, and September 30, 2000. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 30, 2000, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Consolidated Financial Statements on Form 10, as filed with the Securities and Exchange Commission on October 24, 2001.

2.  COMPREHENSIVE INCOME

     Comprehensive income combines net income and "other comprehensive items, net" which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 2001 and 2000, the Company had comprehensive income of $5,901,000 and $3,153,000, respectively. During the first nine months of 2001 and 2000, the Company had comprehensive income of $12,804,000 and $15,715,000, respectively.

3.  EARNINGS PER SHARE

     Basic and diluted earnings per share were calculated as follows:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net Income................................     $4,538          $3,746          $12,778         $16,732
                                               ------          ------          -------         -------
Basic and Diluted Weighted Average
  Shares..................................     26,000          26,000           26,000          26,000
                                               ------          ------          -------         -------
Basic and Diluted Earnings per Share......     $  .17          $  .14          $   .49         $   .64
                                               ======          ======          =======         =======

4.  BUSINESS SEGMENT INFORMATION

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS)
Revenues:
  Respiratory Care........................     $44,448         $40,956        $134,319        $127,722
  Neurocare...............................      21,532          21,687          63,544          69,228
  Medical and Surgical Products...........      21,956          20,542          67,363          62,717
                                               -------         -------        --------        --------
                                               $87,936         $83,185        $265,226        $259,667
                                               =======         =======        ========        ========

                             VIASYS HEALTHCARE INC.

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
                                                                   (IN THOUSANDS)
Income Before Provision for Income Taxes
  and Minority Interest:
     Respiratory Care.....................     $ 4,877         $ 3,516        $ 14,105        $ 14,614
     Neurocare............................       1,052           1,297           1,831           7,182
     Medical and Surgical Products........       3,764           3,166          10,432           9,710
     Corporate(a).........................      (1,547)           (375)         (2,962)         (1,018)
                                               -------         -------        --------        --------
     Total Operating Income...............       8,146           7,604          23,406          30,488
     Interest and Other Expense, Net......        (321)           (510)         (1,375)         (1,477)
                                               -------         -------        --------        --------
                                               $ 7,825         $ 7,094        $ 22,031        $ 29,011
                                               =======         =======        ========        ========

---------------

(a) Primarily general and administrative expenses.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Adoption of the standard is required no later than the first quarter of 2002. The Company is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, effective for the fiscal year beginning December 30, 2001, amortization of goodwill to earnings will cease and instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. Amortization of goodwill, on an after-tax basis, for the three-month and nine-month periods ended September 29, 2001, was $1,302,000 and $3,907,000, respectively. The Company is evaluating the impact of these standards and has not yet determined the effect, if any, of adoption of the impairment requirement on its financial statements.

6.  ACCRUED ACQUISITION EXPENSES

     The Company has undertaken certain restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of the acquisitions, the Company established reserves as detailed below, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalized its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

                             VIASYS HEALTHCARE INC.

     A summary of the changes in accrued acquisition expenses for Erich Jaeger, GmbH, which was acquired in July 1999, is as follows:

                                                                      ABANDONMENT
                                                                       OF EXCESS
                                                          SEVERANCE   FACILITIES    OTHER   TOTAL
                                                          ---------   -----------   -----   -----
                                                                        (UNAUDITED)
                                                                      (IN THOUSANDS)
BALANCE AT DECEMBER 30, 2000............................    $ 501         $68       $ 57    $ 626
  Reserves established..................................       --          --         34       34
  Payments..............................................     (290)         --        (34)    (324)
  Currency translation adjustment.......................       (4)         (1)        --       (5)
                                                            -----         ---       ----    -----
BALANCE AT SEPTEMBER 29, 2001...........................    $ 207         $67       $ 57    $ 331
                                                            =====         ===       ====    =====

     The Company restructured the business of Erich Jaeger to reduce costs and promote operational efficiencies. The restructuring actions eliminated redundant functions and excess capacity in geographical regions where the Company has operations in addition to those of Erich Jaeger. Actions completed in the first half of 2000 included consolidation of Erich Jaeger's U.S. sales and service function with other respiratory care segment operations in the U.S. and the closure of Erich Jaeger's Ohio sales and service office. In addition, Erich Jaeger's assembly and sales and service facility in the Netherlands was closed and consolidated with existing respiratory care segment facilities in the Netherlands and Germany. The principal accrued acquisition expenses for Erich Jaeger consisted of severance for 36 employees across all functions and the abandonment of operating facilities in the United States and the Netherlands with original lease terms through 2003. The amounts captioned as other primarily represent employee relocation costs. Severance and other costs will primarily be paid through 2001.

7.  RESTRUCTURING AND OTHER UNUSUAL COSTS

     The Company recorded restructuring and other unusual costs of $716,000 during the third quarter of 2001. Restructuring and unusual costs primarily included cash costs, including $442,000 of severance for 16 employees across all functions, principally within European subsidiaries, and $50,000 of other costs. Of the employees to be terminated, 12 had been severed as of September 29, 2001. The remaining costs were primarily for retention in connection with the spinoff. The retention arrangements were awarded to 23 key employees to help ensure their availability through at least the date of the distribution of the Company's common shares. The awards are payable upon completion of the distribution of the Company's common stock (Note 11). The total amount of the awards is approximately $2.6 million, which is being accrued ratably through the fourth quarter of 2001.

     In the second quarter of 2001, the Company recorded $783,000 of restructuring and unusual costs. These costs were primarily cash costs, including $487,000 of employee retention costs. The remaining costs were primarily for severance for 13 employees, mostly sales and service positions, all of which had been terminated as of September 29, 2001.

     In the first quarter of 2001, the Company recorded $341,000 of restructuring and unusual costs, all of which were cash costs, including $312,000 for employee retention. The remaining costs were recorded as an increase to severance costs initially recorded in 2000.

     The Company approved and commenced a plan during the third quarter of 2001 to restructure operations in an effort to reduce costs and streamline operations. The actions will include headcount reductions and consolidation of facilities. Including the $0.5 million of severance and other charges recorded in the third quarter of 2001, the Company expects to incur $4.6 million of charges for restructuring actions. This total includes $3.6 million in the fourth quarter of 2001 and $0.5 million thereafter for costs that will be recorded in

                             VIASYS HEALTHCARE INC.

the periods they are incurred, primarily for relocation of personnel and retention costs. The $4.6 million of charges include $2.7 million in the neurocare segment and $1.9 million in the respiratory care segment. The charges include cash costs of $4.2 million, including $3.0 million of severance for approximately 110 employees across all functions, $0.4 million of facility lease costs, $0.4 million of retention costs and $0.4 million of other costs. The Company expects cash outlays for these actions to occur primarily during the remainder of 2001 and early 2002. The Company will incur noncash costs of $0.4 million for asset write-offs associated with abandoned facilities, primarily for fixed assets. The actions include closure of the neurocare segment's operating facility in New Hampshire and consolidation with existing operations in Wisconsin. In addition, this segment will vacate a sales and service office in France and appoint a third party distributor. The respiratory care segment is closing five sales and service operations in Germany and Austria and will consolidate operations in an existing facility in Germany. The Company expects the restructuring actions to be substantially completed by the first quarter of 2002.

     The following tables summarizes accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet.

                                                             EMPLOYEE     ABANDONED
                                               SEVERANCE   RETENTION(A)   FACILITIES   OTHER   TOTAL
                                               ---------   ------------   ----------   -----   ------
                                                                    (UNAUDITED)
                                                                   (IN THOUSANDS)
2000 RESTRUCTURING PLAN
  BALANCE AT DECEMBER 30, 2000...............    $  --        $1,110         $ --      $ --    $1,110
  Costs accrued in 2001(b)...................      252         1,081           --        15     1,348
  2001 Payments..............................     (255)          (16)          --       (15)     (286)
  Currency translation.......................        3            --           --        --         3
                                                 -----        ------         ----      ----    ------
  BALANCE AT SEPTEMBER 29, 2001..............    $  --        $2,175         $ --      $ --    $2,175
                                                 =====        ======         ====      ====    ======
2001 RESTRUCTURING PLAN
  Costs accrued in 2001(c)...................    $ 442        $   --         $ 38      $ 12    $  492
  2001 Payments..............................      (77)           --          (19)      (12)     (108)
  Currency translation.......................       17            --           --        --        17
                                                 -----        ------         ----      ----    ------
  BALANCE AT SEPTEMBER 29, 2001..............    $ 382        $   --         $ 19      $ --    $  401
                                                 =====        ======         ====      ====    ======

---------------

(a) The Company expects to make the payments for employee retention in the fourth quarter of 2001.

(b) Reflects costs of $138,000, $547,000, $517,000 and $146,000 in the respiratory care, neurocare and medical and surgical products segments and the corporate office, respectively.

(c) Reflects costs of $428,000 and $64,000 in the respiratory care and neurocare segments, respectively.

8.  EMPLOYMENT ARRANGEMENTS

     The Company has entered into employment arrangements that commenced in the second quarter of 2001 with two principal officers. These agreements expire three years from the date that the Company's common stock is distributed to shareholders of Thermo Electron Corporation and call for aggregate minimum cash compensation of $1.14 million annually. In addition, under one of the agreements, the Company advanced its chief executive officer $500,000, which will be forgiven ratably over the four-year period following execution of the employment agreement, assuming continued employment or in certain other circumstances.

                             VIASYS HEALTHCARE INC.

9.  CAPITAL STOCK

     In August 2001, the Company's Board of Directors and its sole shareholder, Thermo Electron, approved an amendment to the Company's Certificate of Incorporation to, among other things, authorize 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's Board of Directors without future shareholder approval. The amendment also increased the number of authorized shares of common stock, $.01 par value per share, for issuance from 3,000 shares to 100,000,000 shares.

10.  STOCK SPLITS

     In August 2001, the Company effected a stock split through a dividend of approximately 13,332 shares of the Company's common stock for each share of the Company's common stock then outstanding.

     In October 2001, the Company effected an approximate one-for-1.54 reverse split of its common stock.

     All share and per share information in the accompanying financial statements has been restated to reflect these stock splits.

11.  TERMS AND ARRANGEMENTS OF SPINOFF

  SPINOFF

     On January 31, 2000, Thermo Electron announced that, as a part of a major reorganization plan, it planned to spin off its equity interest in the Company as a dividend to Thermo Electron shareholders. In February 2001, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the spin off. On October 10, 2001, the Thermo Electron board of directors declared a dividend of all of its equity interest in the Company. The dividend will be distributed on November 15, 2001 (Spinoff Date) to Thermo Electron shareholders of record on November 7, 2001. The distribution will be on the basis of 0.1461 share of Company common stock for each share of Thermo Electron common stock outstanding.

  CORPORATE SERVICES AGREEMENT

     The Company and Thermo Electron are parties to a corporate services agreement under which Thermo Electron's corporate staff provides certain administrative services for which the Company is assessed an annual fee equal to 0.8% of the Company's consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% for the fiscal quarters ending June 30, 2001, September 29, 2001, and December 29, 2001. The corporate services agreement will terminate as of the Spinoff Date and will be replaced by a transition services agreement, discussed below.

  TRANSITION SERVICES AGREEMENT

     In connection with the spin off, the Company and Thermo Electron will enter into a transition services agreement. The agreement provides that Thermo Electron will continue to provide the Company with certain administrative services until June 29, 2002. The Company will pay a fee under this agreement equal to 0.6%, 0.4%, and 0.1% of the Company's consolidated revenues for the fiscal quarters ending December 29, 2001, March 30, 2002, and June 29, 2002, respectively, plus out-of-pocket and third party expenses.

  TAX MATTERS AGREEMENT

     The Company and Thermo Electron are parties to a tax allocation agreement under which the Company and its subsidiaries are included in the consolidated federal and state income tax returns filed by Thermo Electron. The tax allocation agreement provided that in years in which these entities have taxable income, the Company pays to Thermo Electron amounts comparable to the taxes the Company would pay if the Company filed separate tax returns. In years in which these entities recognize a loss, Thermo Electron reimburses the

                             VIASYS HEALTHCARE INC.

Company the amount that the Company would receive if the Company filed separate tax returns. The tax allocation agreement terminates as of the Spinoff Date and the Company and Thermo Electron will enter into a tax matters agreement.

     The tax matters agreement requires, among other things, that the Company file its own income tax returns for tax periods beginning immediately after the Spinoff Date. In addition, the tax matters agreement requires that the Company indemnify Thermo Electron, but not the stockholders of Thermo Electron, against liability for taxes resulting from (a) the conduct of the Company's business following the distribution or (b) the failure of the distribution to Thermo Electron stockholders of shares of the Company's common stock or of the Kadant Inc. common stock to continue to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code as a result of certain actions that the Company takes following the distribution. The common stock of Kadant, a former subsidiary of Thermo Electron, was distributed to Thermo Electron shareholders in August 2001. Thermo Electron has agreed to indemnify the Company against taxes resulting from the conduct of Thermo Electron's business prior to and following the distribution or from the failure of the distribution of shares of the Company's common stock to the Thermo Electron stockholders to continue to qualify as a tax-free spin off other than as a result of some actions that the Company may take following the distribution. Although not anticipated, if any of the Company's post-distribution activities causes the distribution to become taxable, the Company could incur liability to Thermo Electron and/or various taxing authorities, which could adversely affect the Company's results of operations, financial position and cash flows.

  STOCK OPTIONS AND RESTRICTED STOCK

     In connection with the spinoff, options to purchase shares of Thermo Electron common stock held by the Company's employees will become options to purchase shares of the Company's common stock under the Company's equity incentive plan (Note 12). The intrinsic value, original option periods, and vesting provisions will be maintained in accordance with the methodology set forth in FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." In addition, shares of Thermo Electron restricted stock held by the Company's employees will be exchanged for restricted shares of the Company's common stock with the same vesting terms and intrinsic value.

12.  STOCK COMPENSATION PLANS

     In September 2001, the Company adopted an equity incentive plan and reserved an aggregate of 4,680,000 shares of the Company's common stock for issuance under this plan. This plan permits the grant of a variety of stock and stock-based awards as determined by the Company's Board of Directors, including restricted stock, stock options, stock bonus shares, or performance-based shares. The Company's officers, employees, directors, consultants and advisors and those of the Company's subsidiaries are eligible to receive awards under the plan. However, incentive stock options may only be granted to employees of the Company and its subsidiaries. In September and October 2001, the Company granted options to purchase an aggregate of 3,254,550 shares of Company common stock at $14.23 per share, the fair market value as determined by the Company's Board of Directors.

     In October 2001, the Company adopted an employee stock purchase plan and reserved an aggregate of 650,000 shares of the Company's common stock for issuance under this plan. Substantially all of the Company's full-time U.S. employees are eligible to participate. Under this program, which the Company expects will commence January 1, 2002, shares of the Company's common stock may be purchased at 85% of the lower of the fair market value at the beginning or end of the purchase period, and the shares purchased are subject to a one-year resale restriction. Shares are purchased through payroll deductions of up to 10% of each participating employee's gross wages.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks, "estimates," and similar expressions are intended to identify forward-looking statements. While we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including the risk factors set forth in Amendment No. 3 to our registration statement on Form 10 (File No. 1-16121), filed on October 24, 2001, with the SEC, under the caption "Risk Factors," which risk factors are attached to this Quarterly Report as Exhibit 99.1 and are expressly incorporated herein by this reference.

OVERVIEW

     We design, manufacture and market a variety of medical and surgical devices, instruments and other products for use in delivering a range of healthcare services. We were incorporated in Delaware in August 1995 as a wholly owned subsidiary of Thermo Electron. We were formed from a number of businesses that had been acquired by Thermo Electron, including Bird Medical Technologies, Bear Medical Systems and Nicolet Biomedical. In the third fiscal quarter of 2000, Thermo Electron reallocated a number of subsidiaries and operating divisions among Thermo Electron and some of its subsidiaries, including our company. These transactions included Thermo Electron's transfer to us of its Corpak, Erich Jaeger and Tecomet subsidiaries and substantially all of the assets and related liabilities of its Thermedics Polymer Products division. The effect of these transactions was to transfer to us all of the assets and subsidiaries of Thermo Electron, other than those previously owned by us, that comprise our respiratory care, neurocare and medical and surgical products businesses.

     We report our operations in three segments: respiratory care, neurocare and medical and surgical products. The respiratory care segment designs, manufactures and markets a variety of medical devices for the diagnosis and treatment of respiratory-related disorders. The neurocare segment designs, manufactures and markets a comprehensive line of neurodiagnostic systems. The medical and surgical products segment designs, manufactures and markets critical care disposable devices, a line of wireless patient monitoring systems and specialty products and materials for sale to original equipment manufacturers.

     The following table shows the revenues contributed by each of our operating segments, expressed in absolute dollars (in thousands) and as percentages of total revenues for the periods presented:

                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                   -----------------------------   -------------------------------
                                   SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,    SEPTEMBER 30,
OPERATING SEGMENT                      2001            2000             2001             2000
-----------------                  -------------   -------------   --------------   --------------
Respiratory Care.................  $44,448    51%  $40,956    49%  $134,319    51%  $127,722    49%
Neurocare........................   21,532    24    21,687    26     63,544    24     69,228    27
Medical and Surgical Products....   21,956    25    20,542    25     67,363    25     62,717    24
                                   -------   ---   -------   ---   --------   ---   --------   ---
  Totals.........................  $87,936   100%  $83,185   100%  $265,226   100%  $259,667   100%
                                   =======   ===   =======   ===   ========   ===   ========   ===

  REVENUES

     We derive revenues primarily from the sale of products, and to a lesser extent the provision of services, in our three operating segments. Prior to fiscal 2000, we generally recognized revenues when title transferred, except where complex installation was required, in which instances revenue was recognized upon completion of installation. Effective January 2, 2000, we adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, revenues for products that require installation for which the installation either is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon shipment with estimated installation costs accrued. As our revenues were not materially affected by the adoption of SAB No. 101, we recorded no cumulative effect of the change in accounting principle for periods prior to fiscal 2000. We provide a reserve for our estimate of installation and warranty costs at the time of shipment. We recognize revenues from service contracts ratably over the terms of the contracts. Our service revenues are derived from in-house and field repairs, service contracts and customer education.

  COSTS AND OPERATING EXPENSES

     Our cost of revenues consists primarily of manufacturing overhead, materials, parts and labor. Our selling, general and administrative expenses and research and development expenses consist primarily of salaries, commissions, benefits, amortization and other expenses in support of these activities.

     We focus our research, development and marketing activities on growth segments of the healthcare industry. We estimate that the global demand for respiratory care equipment and disposables is growing at an annual rate of 10% and that the neurocare market is growing at an annual rate of 8%. We are seeking to capitalize on our research, development and marketing expertise and our relationships with physicians and other medical caregivers in the respiratory care and neurocare markets to expand our business into high-value opportunities, including therapy and information-based products. In addition to developing new products, we are working to enhance and extend our existing product lines and to develop next-generation products to broaden our existing respiratory care, neurocare and medical and surgical product offerings.

     We are party to a corporate services arrangement with Thermo Electron under which Thermo Electron's corporate staff provides routine administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services, for which we have paid Thermo Electron annually an amount equal to 0.8% of our revenues. For these services we paid $2.8 million in fiscal 2000, $2.9 million in fiscal 1999 and $2.5 million in fiscal 1998. These amounts were recorded as selling, general and administrative expenses. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron has charged us based upon costs attributable to our company. On the distribution date, the corporate services arrangement with Thermo Electron will terminate and will be replaced with the transition services agreement described below.

     In connection with the spinoff distribution, we will enter into a transition services agreement under which Thermo Electron's corporate staff will provide us with routine administrative services. Thermo Electron will provide us with these services at a level and in a manner consistent with the services that Thermo Electron provided to us prior to the distribution. In return, we will pay Thermo Electron a fee equal to 0.6% of our consolidated revenues for the fourth quarter of 2001, 0.4% for the first quarter of 2002, and 0.1% for the second quarter of 2002, plus out-of-pocket and third party expenses. The transition services agreement provides that Thermo Electron's corporate staff will provide us with corporate record keeping, legal, treasury, employee benefit, internal audit, executive compensation, real estate and information system services until December 31, 2001, accounting and securities compliance services until March 31, 2002, tax related services until April 30, 2002 and risk management services until June 30, 2002. The transition services agreement provides that Thermo Electron, in its discretion, may also provide us with additional services specifically requested by us, such as acquisition and offering support services, on terms upon which we and Thermo Electron mutually agree.

RESULTS OF OPERATIONS

     The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                2001            2000            2001            2000
                                            -------------   -------------   -------------   -------------
Revenues..................................       100%            100%            100%            100%
                                                 ---             ---             ---             ---
Costs and Operating Expenses:
  Cost of revenues........................        52              53              53              52
  Selling, general and administrative
     expenses.............................        30              30              30              29
  Research and development expenses.......         8               8               8               7
  Restructuring and other unusual costs...         1              --              --              --
                                                 ---             ---             ---             ---
                                                  91              91              91              88
                                                 ---             ---             ---             ---
Operating Income..........................         9               9               9              12
Other Expenses, Net.......................        --              --              (1)             (1)
Provision for Income Taxes................        (4)             (4)             (3)             (5)
                                                 ---             ---             ---             ---
Net Income................................         5%              5%              5%              6%
                                                 ===             ===             ===             ===

  THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

     Revenues. Revenues increased 6% to $87.9 million in the third quarter of 2001 from $83.2 million in the third quarter of 2000. Increases in revenues of $3.5 million in the respiratory care segment and $1.4 million in the medical and surgical products segment were offset in part by a decrease in revenues of $0.2 million in the neurocare segment.

     Revenues in the respiratory care segment increased 9% to $44.4 million in the third quarter of 2001 from $41.0 million in the third quarter of 2000. Revenues increased primarily due to an increase in sales of ventilation and lung function diagnostic products. Backlog for this segment increased 13% to $29.3 million at September 29, 2001 from $26.0 million at December 30, 2000, primarily due to the increased demand described above. The segment's backlog at September 30, 2000 totaled $26.1 million.

     Revenues in the neurocare segment decreased 1% to $21.5 million in the third quarter of 2001 from $21.7 million in the third quarter of 2000. Revenue of neurodiagnostic products decreased $1.1 million due to lower sales volume in Europe. This decrease was offset in part by a $0.9 million increase in sales of hearing diagnostic products due to demand for a new middle ear diagnostic product introduced in 2001. Backlog for this segment decreased 16% to $14.6 million at September 29, 2001 from $17.5 million at December 30, 2000 due to cyclical order patterns. The segment's backlog at September 30, 2000 totaled $14.8 million.

     Revenues in the medical and surgical products segment increased 7% to $22.0 million in the third quarter of 2001 from $20.5 million in the third quarter of 2000. The increase in revenues resulted from a $1.1 million increase in sales of precision metal components. The increase in revenues also resulted from increased sales of polyurethane products, including resin used as a protective film on aircraft coatings and edge-seal for security glazing applications. Backlog for this segment decreased 15% to $15.0 million at September 29, 2001 from $17.7 million at December 30, 2000, primarily due to cyclical order patterns. The segment's backlog at September 30, 2000 totaled $15.7 million.

     Our total backlog decreased 4% to $59.0 million at September 29, 2001 from $61.2 million at December 30, 2000 due to the reasons discussed above. Our total backlog was $56.6 million at September 30, 2000.

     Costs and Gross Margin. Our gross margin increased to 48% in the third quarter of 2001 from 47% in the third quarter of 2000. Gross margin increased 2.5% within the medical and surgical products segment due to product price increases and product cost reductions in the wireless patient monitoring business. Gross margin increased 1.7% at the respiratory care segment due to cost savings initiatives implemented throughout 2001. These increases were offset by a 2.6% decrease in the neurocare segment's margin, due to increased sales of products through third-party distributorships, which carry lower margins, and competitive pricing pressures caused by slowing of demand in the European neurodiagnostic market.

     Selling, General and Administrative. Selling, general and administrative expenses increased 6% to $26.1 million in the third quarter of 2001 from $24.6 million in the third quarter of 2000. We incurred approximately $1 million of higher selling, general and administrative expenses to establish corporate office functions in anticipation of becoming a public company and incurred additional costs for ongoing litigation. Costs also increased due to $0.3 million of higher incentive compensation in the respiratory care segment due to improved results in 2001 based on revenue and orders growth after softness in 2000. Selling, general and administrative expenses as a percentage of revenues was 30% in the third quarter of 2001 and 2000.

     Research and Development. Research and development expenses increased $0.8 million to $7.3 million in the third quarter of 2001, compared with $6.5 million in the third quarter of 2000. The increase is primarily due to development of new products within the medical and surgical products segment, including a new portable monitoring device and a new surgical smoke evacuator system.

     Restructuring and Other Unusual Costs. We recorded restructuring and unusual costs of $0.7 million in the third quarter of 2001, compared with $0.6 million in the third quarter of 2000. The restructuring and unusual costs in 2001 were primarily for severance and employee retention costs (Note 7). The severance costs were for 16 employees, primarily within European subsidiaries. Approximately 23 employees, principally key management team members, received retention agreements from Thermo Electron to help ensure their continued availability at least through the date of the distribution of our common stock. We currently expect that these employees generally will continue employment following the distribution date. Restructuring and unusual costs in 2000 were for retention.

     Our management has approved and commenced a plan to restructure some of our operations in an effort to reduce costs and streamline operations. The actions include headcount reductions and consolidation of facilities. In connection with these plans we recorded charges of $0.5 million in the third quarter of 2001, which was included in the restructuring charges discussed above. We also expect to record additional charges totaling $4.1 million, including $3.6 million in the fourth quarter of 2001 and $0.5 million thereafter for costs that will be recorded in the periods they are incurred, primarily for relocation of personnel and retention costs. The $4.6 million of charges include $2.7 million in the neurocare segment and $1.9 million in the respiratory care segment. The charges include cash costs of $4.2 million, including $3.0 million of severance for approximately 110 employees across all functions, $0.4 million of facility lease costs, $0.4 million of retention costs and $0.4 million of other costs. We expect the cash outlays for these actions to occur primarily during the remainder of 2001 and early 2002. We will incur noncash costs of $0.4 million for asset write-offs associated with abandoned facilities, primarily for fixed assets. The actions include closure of the neurocare segment's operating facility in New Hampshire and consolidation with existing operations in Wisconsin. In addition, this segment will vacate a sales and service office in France and appoint a third party distributor. The respiratory care segment is closing five sales and service operations in Germany and Austria and will consolidate operations in an existing facility in Germany. We expect the restructuring actions to be substantially completed by the first quarter of 2002.

     Interest Expense, Net. Interest expense was $0.5 million in the third quarter of 2001 and $0.6 million in the third quarter of 2000. Interest income was immaterial in both periods.

     Provision for Income Taxes. Our effective tax rate was 42% in the third quarter of 2001 and 47% in the third quarter of 2000. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of goodwill. Our effective tax rate in the third quarter of 2000 was higher than the rate for the full year 2000 due to operating losses in the second half of 2000 for which no tax benefit was provided.

  FIRST NINE MONTHS 2001 COMPARED WITH FIRST NINE MONTHS 2000

     Revenues. Revenues increased 2% to $265.2 million in the first nine months of 2001 from $259.7 million in the first nine months of 2000. Increases in revenues of $6.6 million in the respiratory care segment and $4.6 million in the medical and surgical products segment were offset by a decrease in revenues of $5.7 million in the neurocare segment. We estimate that approximately $6.0 million of our revenues in the first nine months of 2000 were attributable to demand for year 2000 compliant products that we were unable to ship in fiscal 1999, including $1.5 million in the respiratory care segment and $4.5 million in the neurocare segment.

     Revenues in the respiratory care segment increased 5% to $134.3 million in the first nine months of 2001 from $127.7 million in the first nine months of 2000. Revenues increased primarily due to an increase in international demand for ventilation products, impacted by the timing of large government orders in 2001.

     Revenues in the neurocare segment decreased 8% to $63.5 million in the first nine months of 2001 from $69.2 million in the first nine months of 2000, primarily due to the completion of shipments in the first nine months of 2000 of year 2000 compliant products that had been ordered in fiscal 1999. In addition, demand in Europe for neurodiagnostic products has been slower in 2001.

     Revenues in the medical and surgical products segment increased 7% to $67.4 million in the first nine months of 2001 from $62.7 million in the first nine months of 2000. The increase in revenues resulted primarily from $3.0 million of higher sales of precision metal components, including propulsion devices used for satellite positioning. In addition, $1.2 million of higher revenues from polyurethane products resulted from increased demand for film used in the manufacture of secure glass for adverse weather conditions and security applications. Higher revenues also resulted from increased sales of feeding tubes.

     Costs and Gross Margin. Our gross margin decreased to 47% in the first nine months of 2001 from 48% in the first nine months of 2000. The lower consolidated gross margin was primarily due to a 3.5% decrease in the neurocare segment's margin. The neurocare segment was adversely affected by lower sales volume in 2001 resulting in a higher proportion of fixed manufacturing costs to revenues; and by slowing demand in the European neurodiagnostic market which caused reduced margins due to competitive pricing pressure. In addition, increased sales of neurocare products through third party distributorships, which carry lower margins, also reduced the margin percentage. These negative pressures have been partially offset by cost reduction programs begun by management in 2001.

     Selling, General and Administrative. Selling, general and administrative expenses as a percentage of revenues increased to 30% in the first nine months of 2001 from 29% in the first nine months of 2000. We incurred approximately $2 million of higher selling, general and administrative expenses to establish corporate office functions in anticipation of becoming a public company and incurred additional costs for ongoing litigation. We also incurred $0.7 million of higher incentive compensation in the respiratory care segment due to improved results in 2001 based on revenue and orders growth after softness in 2000. Selling, general and administrative expenses increased 5% to $79.2 million in the first nine months of 2001 from $75.3 million in the first nine months of 2000. The increase was primarily due to higher expenses discussed above.

     Research and Development. Research and development expenses increased $3.0 million to $21.0 million in the first nine months of 2001. The increase was primarily due to higher research and development costs for new products in emerging markets, including products described in our discussion of the results for the third quarter.

     Restructuring and Other Unusual Costs. We recorded restructuring and unusual costs of $1.8 million in the first nine months of 2001, compared with $1.6 million in the first nine months of 2000. Restructuring and unusual costs in 2001 included $1.1 million for employee retention costs described in our discussion of the results for the third quarter. We also recorded $0.7 million of severance for 29 employees (Note 7). Restructuring and unusual costs in 2000 were principally for severance and retention costs.

     Interest Expense, Net. Interest expense was $1.4 million in the first nine months of 2001 and $1.5 million in the first nine months of 2000. Interest income was immaterial in both periods.

     Provision for Income Taxes. Our effective tax rate was 42% in the first nine months of 2001 and 2000. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

     Cash generated from operating activities was $16.1 million for the first nine months of 2001. Our cash flow primarily reflects net income, excluding the non-cash effect associated with depreciation and amortization. Cash of $6.2 million was used to fund an increase in accounts receivable primarily in ventilation product lines within the respiratory care segment, resulting from increased direct sales to end-user customers, which have longer payment cycles than distributors, and increased international sales, which generally take longer to collect than domestic receivables. The cash from operations also reflected an increase in inventories of $4.8 million, primarily due to an increase of $3.4 million in the respiratory care segment as the result of new products and expanded volume purchases.

     Cash used in investing activities was $6.3 million for the first nine months of 2001. Capital expenditures have been the principal component of our investing activities. We purchased property, plant and equipment using cash of $7.1 million in the first nine months of 2001. During the last quarter of 2001, we expect to make capital expenditures of approximately $2 million.

     During the first nine months of 2001, our financing activities used cash of $16.2 million, primarily due to net transfers of $9.1 million and the repayment of short-term obligations to Thermo Electron.

     As of September 29, 2001, we owed a wholly owned subsidiary of Thermo Electron an aggregate of $34.6 million for indebtedness relating primarily to the acquisition of our Erich Jaeger subsidiary. This advance is currently due on demand by Thermo Electron, but the amount of our indebtedness outstanding as of the distribution date will be evidenced by an unsecured promissory note. This promissory note will bear interest at the prime rate plus 0.5% payable quarterly and will mature 12 months from the distribution date. In the event that prior to the maturity of the note we receive cash proceeds from a debt financing, we must prepay the principal up to the net amount of such proceeds.

     Our consolidated working capital was $74.5 million at September 29, 2001, compared with $68.2 million at December 30, 2000. Our cash and cash equivalents totaled $6.4 million at September 29, 2001, compared with $12.6 million at December 30, 2000. In accordance with Thermo Electron's past practices, we transfer, and will continue to transfer until the distribution date, to Thermo Electron all of our cash and cash equivalents, other than the cash and cash equivalents of our foreign subsidiaries. Cash and cash equivalents in the consolidated balance sheet represent cash of our foreign subsidiaries. On or prior to the distribution date, Thermo Electron will provide us with sufficient cash, which when added to our existing cash and cash equivalents, will result in our having a "net debt" balance of $18.7 million. For purposes of this calculation, "net debt" is defined as our outstanding indebtedness to Thermo Electron as of the distribution date less our cash and cash equivalents as of such date.

     We believe our existing capital resources are sufficient to meet the capital requirements of our existing business for at least the next 12 months and to pay interest as it becomes due on our promissory note to Thermo Electron. We do not expect, however, that our cash resources and our net operating cash flow will provide us with sufficient funds to repay the principal amount of the promissory note when it comes due. As a result, we will need to seek additional funding to repay this debt, through public or private financing or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest. As a result, we cannot assure you that we will succeed in obtaining the funds necessary to pay the promissory note when due. Even if we are able to obtain the funds, we may need to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts.

     Beyond the next 12 months our capital requirements will depend on many factors, including the rate of our sales growth, market acceptance of our new and existing products, the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions. Although we are not a party to any agreement or letter of intent with respect to a potential transaction, we may enter into acquisitions or strategic arrangements in the future that could require us to seek additional debt or equity financing.

     The Internal Revenue Service ruling with respect to the spinoff distribution of our common stock by Thermo Electron is based, in part, on our representation that we will conduct a public offering of 10% to 20% of our common stock within one year after the distribution. We may be unable to complete a public offering for a number of reasons, including adverse market conditions or adverse developments in our business following the distribution. If we are unable to complete a public offering of shares of our common stock on acceptable terms or at all, we may be required to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. In addition, if we do not conduct a public offering of 10% to 20% of our common stock within one year after the distribution, the distribution could become taxable to us, Thermo Electron and the stockholders of Thermo Electron who receive shares of our common stock in the distribution. As part of the distribution, we will indemnify Thermo Electron for any resulting tax liability if the tax liability is attributable to certain acts by us.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk from changes in interest rates, equity prices, and foreign currency exchange rates has not changed materially from our exposure at year-end 2000.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     As more fully described in our Registration Statement on Form 10, one of our subsidiaries, Bird Products Corporation, currently has lawsuits pending in the United States District Court for the Central District of California and in the Superior Court of California, County of Riverside, against Pulmonetic Systems, Inc. and a former employee, Douglas DeVries. Among other claims, Bird Products' lawsuit alleges that a mechanical ventilator marketed by Pulmonetic Systems infringes a patent related to Bird Products' TBird Ventilator. The district court previously entered partial summary judgment against Bird on this patent infringement claim. On September 19, 2001, the district court certified this claim for final judgment, rendering it available for immediate appeal. On September 27, 2001, Bird Products filed a notice of appeal to the federal circuit court of appeals.

     On October 30, 2001, the district court entered an order staying all proceedings in this litigation and taking all motions off calendar pending the decision of the federal circuit on the appeal filed by Bird Products. The lawsuit in the Superior Court of California was previously stayed pending resolution of the federal lawsuit. Although we cannot predict when the federal circuit will rule on the appeal, we do not expect a decision before the first half of 2002.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 8, 2001, our sole stockholder, Thermo Electron, approved by written consent the amendment and restatement of our certificate of incorporation to, among other things, increase the number of shares of our capital stock authorized for issuance from 3,000 to 105,000,000 shares, to provide for 5,000,000 shares of undesignated preferred stock, which our board of directors may issue without further stockholder approval, to divide our board of directors into three classes with staggered three year terms and to provide that stockholder action may not be taken by written consent in lieu of a meeting.

     On September 24, 2001, Thermo Electron approved by written consent our Equity Incentive Plan.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

     (b) Reports on Form 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of November 2001.

                                          VIASYS HEALTHCARE INC.

                                                 /s/ MARTIN P. GALVAN
                                          --------------------------------------
                                                     Martin P. Galvan
                                            Principal Financial and Accounting
                                                         Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 99.1     Risk Factors set forth in Amendment No. 3 to the Company's
          Registration Statement on Form 10 (File No. 1-16121), filed on October 24, 2001 with the Securities and Exchange
          Commission.