Form 10-K405
period 2001-12-29
VIASYS HEALTHCARE INC
filed 2002-03-27
CIK 1123361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2001
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 001-16121

VIASYS HEALTHCARE INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3505871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
227 Washington Street, Suite 200 Conshohocken, Pennsylvania	19428
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (610) 862-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 8, 2002, was approximately $569,865,000.

        As of March 8, 2002, the Registrant had 26,054,153 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2002, are incorporated by reference into Part III. Copies of these documents can be obtained at no cost by calling the Company's Investor Relations Department at (610) 862-0826.

Forward-looking Information

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers and the resulting effect on our backlog, the sufficiency of our facilities, our retention of all of our future earnings for use in our business, the effect of changes in foreign exchange rates on our business and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

        A wide range of factors could materially affect our future performance and financial and competitive position, including the following:

  •
  our projected growth of the neurocare market and the demand for respiratory care equipment and disposables;

  •
  our ability to capitalize on our existing installed equipment base in the respiratory care, neurocare and medical and surgical product markets and our research, development and marketing expertise to expand our business;

  •
  our ability to obtain and maintain regulatory approvals for our products in development, including 510(k) clearance under the Food, Drug and Cosmetic Act;

  •
  that our current supply of raw materials is sufficient, or if not, that we will not have any difficulty obtaining alternative sources of supply at prices competitive with our current services or develop the internal capability to produce such components, if necessary;

  •
  our ability to ship or complete, as the case may be, substantially all of our backlog at fiscal year end during the next twelve months;

  •
  the spending policies of our customers;

  •
  government funding policies;

  •
  the reimbursement of patients' medical expenses by government healthcare programs and private health insurers;

  •
  our ability to conduct a public offering of our stock prior to November 15, 2002;

  •
  our ability to obtain additional financing to repay the promissory note to Thermo Electron and to sustain and expand our business;

  •
  our ability to maintain a competitive position in our industry;

  •
  to increase our revenues and profits;

  •
  our ability to realize the value of the goodwill acquired;

  •
  uncertain and difficult global market conditions, including fluctuations in currency exchanges, as affected by language barriers and unforeseen changes in foreign governmental rules and regulations;

  •
  fluctuations in our quarterly operating results;

  •
  the ability of our management team to work effectively;

  •
  the effect of our corporate name change on our business;

  •
  our ability to protect our intellectual property rights;

  •
  our ability to maintain our license rights to products and technology important to our business;

  •
  our dependence on our suppliers;

  •
  defects in the software contained in some of our products;

  •
  business conflicts with Thermo Electron;

  •
  our ability to integrate our business organization; and

  •
  market acceptance of our new products.

        This list of factors that may affect our future performance and financial and competitive position and also the accuracy of forward-looking statements is illustrative, but it is by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 1. Business

Overview

        We are a healthcare technology company engaged in developing, manufacturing, marketing and servicing of a variety of medical devices, instruments and medical and surgical products for use in the respiratory, neurocare and medical and surgical product markets. We were incorporated in Delaware in August 1995 as a wholly-owned subsidiary of Thermo Electron. Our business was formed from a number of enterprises acquired or originated by Thermo Electron, including Bird Medical Systems, Bear Medical Technologies, SensorMedics and Nicolet Biomedical. On November 15, 2001, as part of its reorganization plan, Thermo Electron spun off its equity interest in our company by distribution of a dividend to its stockholders of record as of November 7, 2001. This distribution resulted in the receipt by each Thermo Electron common stockholder of record of 0.1461 shares of our common stock for each share of Thermo Electron common stock owned by such common stockholder of record.

        The three segments through which we operate our business are:

    Our Respiratory Care group, which develops, manufactures and markets products for the diagnosis and treatment of respiratory, circulatory and sleep-related disorders, offered under a number of brand names including Bird, Bear, Erich Jaeger and SensorMedics;

    Our Neurocare group, which develops, manufactures and markets a comprehensive line of neurodiagnostic systems offered under a number of brand names, including Grason-Stadler, Nicolet, Nicolet Vascular, IMEX and EME; and

    Our Medical and Surgical Products group, which develops, manufactures and markets critical care disposable devices, specialty medical products and materials and a line of wireless patient monitoring systems, offered under brand names such as Medical Data Electronics, Stackhouse and Corpak.

        We currently market our products in over 100 countries and our customers include hospitals, alternate care sites, clinical laboratories, private physicians and original equipment manufacturers. Our global revenues in 2001 totaled $358 million.

Our Strategy

        We focus our development and marketing activities on growth segments of the healthcare industry. We are seeking to capitalize on our research, development and marketing expertise, as well as our relationships with physicians and other medical caregivers in these markets to expand our business into high-value opportunities, including therapy and information-based products. We have augmented our internal research by in-licensing technologies that have resulted in newly launched products including MotoVate, a biofeedback system for stroke rehabilitation and MircoGuide, a system used to rapidly identify the site for therapeutic intervention in the treatment of tremors due to Parkinson's disease. In addition to developing these new opportunities, we are working to enhance and extend our existing product lines into next-generation products and to develop new products to broaden our existing respiratory care, neurocare and medical and surgical product offerings. Next generation products that we have recently introduced include: the Endeavor ICU, a neuro intensive care unit ("ICU") monitor for tracking brain function; the Vital Vac, a smoke evacuator for electro and laser surgical applications; and the Alpha Screen, a portable eight-channel sleep diagnostic system.

Principal Products

Principal Brands	Principal Products	Commenced Operations	Acquired by Thermo Electron
Respiratory Care
Bear Medical Systems	Mechanical ventilators	1972	October 1997
Bird Medical Technologies	Mechanical ventilators	1954	October 1995
Erich Jaeger	Pulmonary function testing and metabolic equipment	1954	July 1999
SensorMedics	Pulmonary function testing equipment, sleep diagnostic equipment, and specialized ventilators	1983	July 1996
Health Management Systems	Contract research	1998	July 1999
Neurocare
Grason-Stadler	Hearing diagnostic equipment	1949	November 1998
Nicolet Biomedical	Neurodiagnostic equipment	1967	August 1993
Nicolet Vascular	Peripheral vascular testing equipment	1976	August 1997
Toennies	Neurodiagnostic equipment	1936	July 1999
Medical and Surgical Products
Corpak	Critical care feeding tubes and disposable respiratory accessories	1980	April 1986
Medical Data Electronics	Wireless patient monitoring systems	1979	July 1996
Stackhouse	Surgical barrier control systems	1936	October 1995
Tecomet	Surgical implant components and medical imaging components	1964	N/A
Thermedics Polymer Products	Medical grade polyurethanes and polyurethane films	1983	N/A

Respiratory Care Products

        Our Respiratory Care group develops, manufactures and markets a variety of medical devices for the diagnosis and treatment of respiratory-related disorders. These products are used in a variety of settings, from intensive care to home care, but they generally share a common therapeutic or diagnostic focus on breathing and the adequate availability of oxygen throughout the body. We market our respiratory care products in the United States and internationally to a variety of customers including hospitals, clinics, private physicians, research centers and original equipment manufacturers under the brand names Bird, Bear, Erich Jaeger and SensorMedics. Our respiratory care business is comprised of the following product lines:

  •
  mechanical ventilators;

  •
  pulmonary function testing equipment for respiratory and circulatory disorders; and

  •
  diagnostic and therapeutic equipment for sleep-related disorders.

  Mechanical Ventilators

        Mechanical ventilators assist patients who are unable to breathe adequately for themselves due to disease or injury. These devices pump heated, humidified, oxygen-enriched air into the lungs at regulated pressures, volumes and times in order to approximate normal breathing or to modify breathing to treat disorders. They are typically configured either for adult or pediatric use. We market our mechanical ventilators globally under the Bird, Bear and SensorMedics brand names. We offer a range of adult and pediatric ventilators for institutional and home use, including:

  •
  TBird Ventilator, a full-feature adult and pediatric ventilator that can be powered by a battery and used without an air compressor, thereby facilitating the movement of patients;

  •
  Bear 1000 Adult Ventilator, a full-featured ventilator for intensive care applications; and

  •
  Bird 8400 STI, a full-featured adult ventilator for critical care applications.

        We also offer several portable adult ventilators, such as the Legacy, the Avian and the Bear 33, which are primarily used for home care, patient transport and military applications.

        We also currently offer a range of infant and pediatric ventilators, including the Bird V.I.P. and the Bear Cub 750 ventilators, which are similar in function to adult ventilators but deliver smaller amounts of oxygen at lower pressures than adult ventilators. Each of these products provides for air flow in synchronization with a patient's normal breathing patterns, thereby reducing the strain on an infant's lungs. The Bear Cub 750 is designed for newborns and patients under 35 kg. We designed the Bird V.I.P. for use with newborns and patients under 60 kg.

        In addition, we offer high frequency ventilators, which are specialized ventilators designed to reduce the damage to a patient's lungs that may be caused by the continuous expansion and compression characteristic of traditional mechanical ventilation. We offer our SensorMedics 3100A HFOV for use in children with acute respiratory failure, which provides superior oxygenation at much lower pressures, thus reducing lung damage as compared with conventional ventilators and other types of high frequency ventilators. In October 2001, the Food and Drug Administration ("FDA") approved the 3100B HFOV, a high frequency oscillating ventilator product developed by us, for use in the treatment of adult respiratory distress syndrome ("ARDS").

        We also offer a variety of related respiratory care products, including:

  •
  air/oxygen blenders, which are ventilator components that regulate, in specific concentrations, the oxygen delivered by a mechanical ventilator;

  •
  ventilator accessories, such as air compressors, heated humidifiers and mounting stands; and

  •
  monitoring devices that measure the volume of gas entering and exiting a patient's lungs during mechanical ventilation.

  Pulmonary Function Testing Equipment

        Pulmonary function testing equipment measures and analyzes breathing in order to evaluate the condition of the heart, lungs and metabolism. These instruments assist in the diagnosis of heart and lung disease and in the evaluation of a patient's fitness and metabolic condition. In pulmonary function testing, a patient typically breathes into a mouthpiece connected to a diagnostic instrument. This instrument measures the gas concentration, air flow and air volume and collects data on the level of exchange of oxygen and carbon dioxide in the patient's lungs. We market our pulmonary function testing equipment internationally under the SensorMedics and Erich Jaeger brand names.

        We offer a broad line of pulmonary function testing equipment, from basic spirometry products, which measure the rate and volume of breathing, to complete pulmonary function and metabolic systems, which measure a range of heart, lung and metabolic functions. Our principal pulmonary function testing products are:

  •
  SensorMedics VMAX, a portable pulmonary function and metabolic diagnostic system designed for use primarily by healthcare providers. VMAX is a modular system that allows end-users to tailor it to their specific needs and to add diagnostic functions as those needs change. VMAX may be configured in a variety of ways, ranging from a simple spirometry system to a full-featured pulmonary function and metabolic diagnostic lab.

  •
  Erich Jaeger MasterScreen, a full-function, pulmonary function and metabolic diagnostic system for use primarily by healthcare providers. Our MasterScreen series of products are similar to the VMAX system, but are constructed in a more integrated fashion.

        We believe that our SensorMedics and Erich Jaeger subsidiaries combined represent one of the largest manufacturers of pulmonary function testing equipment globally.

  Sleep Diagnostic Testing Equipment

        Sleep diagnostic testing equipment measures a variety of respiratory and neurological functions to assist in the diagnosis and monitoring of sleep disorders, such as snoring and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep. Our products range from basic sleep diagnostic systems that monitor one patient, such as the SensorMedics SomnoTract, to a networked, modular, expandable sleep lab that can monitor multiple patients simultaneously, such as the SensorMedics SomnoStar. Our sleep therapy product, the Alura, is a continuous positive airway pressure, or CPAP, system that assists breathing to allow for uninterrupted sleep.

  Health Management Systems

        We have been hired by major pharmaceutical companies to provide services and products for pharmaceutical research and development.

Neurocare Products

        Our neurocare group develops, manufactures and markets a comprehensive line of neurodiagnostic systems that measure, analyze and display electrical impulses from a patient's brain, nerves and muscles. Physicians and technologists use these data to assist in the diagnosis of neurological, brain, auditory, psychological, learning and sleep disorders. We market our neurodiagnostic products globally to a variety of customers under a number of brand names, including Grason-Stadler, Nicolet, Nicolet Vascular, IMEX and EME. Our products address the principal areas of neurodiagnostics, including:

        Electromyography and Evoked Potential—Electromyography, or EMG, is the measurement of electrical activity in the nerves and muscles. Evoked potential, or EP, is the monitoring of patient response to stimuli in order to evaluate the condition of specific nerve pathways. Physicians and technicians in the fields of neurology, physical medicine and rehabilitation use EMG and EP data to confirm the diagnosis of various diseases and disorders, including Lou Gehrig's disease, multiple sclerosis and spinal cord injury. Our principal EMG and EP diagnostic product is the Nicolet Viking, which offers a high quality signal to distinguish electrical impulses within the body from background noise. We believe that the success of the Viking results from its high signal quality, reliability and modular design.

        Electroencephalography—An electroencephalograph, or EEG, is a visual display of electrical activity generated by nerve cells in the brain. Placing electrodes on the scalp allows the brain's activity to be amplified and displayed in rising and falling potentials called brain waves. Physicians use EEGs primarily for epilepsy diagnosis and monitoring of surgical and pharmaceutical treatments. Our principal EEG diagnostic product is the Nicolet AllianceWorks digital EEG monitor, which allows screening of brain wave abnormalities.

        Epilepsy Monitoring—Our BMSI epilepsy monitoring system combines EEG data with digital video of a patient to enable a physician to assess the frequency and severity of epileptic seizures over a multiple day period, typically three or four days. Our system helps the physician to locate the site of epileptic seizures in the brain for surgical intervention and to determine the proper dosage of drug therapies for treatment of a particular patient.

        Audiology—Audiology is the assessment of hearing, auditory performance and balance disorders using a variety of testing techniques, including the evaluation of the function of the ear and the measurement of neural responses to sound. We offer a broad range of audiology diagnostic instruments for middle ear testing in adults and children that we market under the Grason-Stadler and Nicolet brand names. We also offer instruments for evaluating balance disorders, such as the Nystar System, which analyzes reflexive eye movements in response to visual stimuli. In September 1999, we introduced the GSI 70, an infant hearing screener for early detection of hearing disorders that could affect the development of speech and language abilities in children.

        Intra-Operative Monitoring—Our intra-operative monitoring products assist surgeons in preserving the functional integrity of a patient's circulatory and nervous systems during and after complex surgical procedures, such as vascular reconstruction and tumor removal. In 2000, Nicolet Biomedical introduced the Bravo Endeavor, a sophisticated 16-channel intra-operative monitoring system providing simultaneous EEG, EP and EMG monitoring for use in the operating room and intensive care units.

        Neurosurgery—In late 2001, we in-licensed MicroGuide, a product for the localization of the treatment site for neurosurgical intervention in patients with Parkinson's disease. This product reduces the time required for localization and improves the accuracy of placement of stimulation products as therapy for the treatment of tremors.

        In addition, we offer a variety of products related to our neurodiagnostic instruments, including:

  •
  Medical pocket dopplers, or instruments that detect fetal heartbeats and blood clots in the legs, which we market under the Nicolet Vascular brand name;

  •
  Transcranial doppler sonographs, or instruments that measure blood flow in the brain, which we market under the Nicolet Vascular brand name;

  •
  Nic Vue Patient Administrator database software, which manages patient data from multiple Nicolet Biomedical applications and across multiple patient visits and enables the review of data acquired across Nicolet Biomedical's neurodiagnostic systems; and

  •
  Sleep study systems that measure a variety of neurological functions to assist in the diagnosis and monitoring of sleep disorders, which we market under the Ultrasom brand name.

        In contrast to many other neurodiagnostic systems, Nicolet Biomedical has designed its neurodiagnostic systems to function on all personal computer systems compatible with Windows software to prevent its products from becoming obsolete in the short-term as a result of changes in personal computer technologies.

Medical and Surgical Products

        We market our critical care disposable products, such as our tube feeding systems, disposable respiratory accessories and surgical barrier control systems, to hospitals and clinics globally. We market our specialty products and materials, such as our medical grade plastics, called polyurethanes, to original equipment manufacturers for inclusion in their products. We market our patient monitoring products globally to a variety of customers, including hospitals, universities, clinics and physicians.

  Critical Care Disposables

        We develop, manufacture and market a variety of critical care disposable products, including:

  •
  Specialty feeding tubes that supply nutrition to critically ill or compromised patients by a tube that runs from the nose into the stomach or small bowel. This allows easily-digested nutrients to be delivered into a patient's digestive tract rather than into the blood stream. Our specially designed tubes can be placed into the small bowel at the patient's bedside by the nursing staff, without any special equipment, thus reducing patient transport and physician involvement. We market these products under the Corflo brand name.

  •
  Neonatal/Pediatric devices, such as:

  —
  Closed suctioning systems that assist infants who require mechanical ventilation by maintaining an open airway and ensuring that the lungs remain inflated. We market this product under the Neo Link brand name.

  —
  Farrell Gastric Relief Systems that eliminate the gas and fluid buildup common in infants suffering from digestive complications, thereby allowing the delivery of nutrients into the stomach. We market this product under the Corflo brand name.

  •
  Disposable respiratory accessories that assist a patient's breathing during surgery or trauma. We market these products under the Pulmonex brand name.

  •
  Surgical implant components, which are fine metal parts used in reconstructive surgery of bones and joints, that we market to original equipment manufacturers that design and distribute orthopedic implants globally.

  •
  Surgical barrier control systems that we market to hospitals globally under the Stackhouse brand name. Our principal surgical barrier control systems are:

  —
  Freedom Mark IV Surgical Helmets and ACS Surgical Face Shields, which are head protection devices that protect surgeons from contamination introduced into the operating room; and

  —
  Versa Vac 2 and Intellivac Surgical Smoke Evacuation Systems, which are air filtration systems that collect the smoke plume created from vaporizing tissue during a laser surgery or electrosurgery procedure.

  Specialty Products and Materials

        We develop, manufacture and market a variety of specialty products and materials for inclusion by original equipment manufacturers in their products, including:

  •
  Medical imaging components that limit the "scatter" of high resolution images of patient anatomy, such as an X-ray image, thereby sharpening the image.

  •
  Medical-grade polyurethanes that are used to make catheters that go into the body, stents that prop open blood vessels and as part of implantable devices, such as pacemakers. We primarily market our medical-grade polyurethanes under the Tecoflex brand name.

  •
  Polyurethane films that are used in a variety of applications, including security glazing for anti-ballistic windows and protective coatings for computer monitor screens.

  •
  Latex films that are used to make condoms.

  Wireless Patient Monitoring Systems

        We develop, manufacture and market a variety of wireless patient monitoring systems that measure, display and document a variety of vital signs, including heart activity, blood pressure, pulse rate, blood oxygen levels, body temperature, respiration rate and other specialized parameters. These systems enable hospitals to relocate patients who require monitoring but do not otherwise need to be in an intensive care unit to lower cost settings. We market our wireless patient monitoring systems to hospitals globally.

        We offer our wireless, portable patient monitors under the Escort brand name. Our Escort wireless monitors are capable of monitoring up to 11 vital signs and transmitting this information over radio frequencies to a monitoring station. These monitors are well-suited for emergency room use, where patients often require transportation to other areas of the hospital.

        We also offer a computer-based wireless central monitoring station for our Escort wireless monitors that we market under the Escort Vision brand name. The Escort Vision central monitoring station provides centralized, real-time patient monitoring, alarm surveillance and documentation for up to 16 patients. Because the Escort Vision central monitoring station receives patient data by radio signal, it provides hospitals with flexibility in designing a patient monitoring system and allows patient monitoring units to be moved easily to different areas of a hospital.

        We also offer a line of telemetry transmitters that transmit data about a patient's cardiovascular system, such as blood pressure and pulse, to a central monitoring station. Telemetry systems are used in post-coronary care and other situations where a patient requires heart monitoring but is allowed freedom of movement as part of the recovery process.

New Products, Research and Development

        We are seeking to capitalize on our research, development and marketing expertise and our relationships with physicians and other medical caregivers in the respiratory care and neurocare markets to expand our business into high-value opportunities, including therapy and information-based products. We estimate that the global demand for respiratory care equipment and disposables is growing at an annual rate of 10% and that the neurocare market is growing at an annual rate of 8%. We out-license key technology to others and in-license technology from partners in order to expand our business and broaden our product portfolio. We currently have six such in-licensing arrangements. In order to incentivize our partners, our agreements link the partners' compensation to our success. In addition to our partnering strategy, we have pursued a substantial internal development strategy. Our internal research and development staff is currently working on the development of approximately 15 next-generation and new products.

        We are developing a number of therapy and service-based products, including those described below.

        Inhaled Drug Delivery Device and Related Asthma Therapy Program—We are developing, with technology licensed from Battelle Pulmonary Therapeutics, Inc., an electrohydrodynamic, or EHD, nebulizer that provides for the administration of a drug in a uniform particle size to a targeted location. A nebulizer is a device that transforms a liquid drug into a vapor, thereby permitting the administration of the drug into the respiratory system. Traditional nebulizers for asthma treatment provide for an uneven particle size, which causes a significant portion of the administered drug to end up in the mouth, throat and stomach, with only a small portion reaching the lungs.

        We believe that our EHD nebulizer will require 510(k) clearance from the FDA prior to marketing in the United States. Although we have designed and tested the prototype of our EHD nebulizer, human clinical trials of the device have yet to be performed. We plan to commence a human clinical trial of our nebulizer with the use of albuterol, a generic drug used in the treatment of asthma, in the second half of 2002.

        Consciousness Monitor—We are developing a consciousness monitor to accurately assess a patient's level of consciousness when under the effects of anesthesia. Incorporating third-party proprietary technology that we license, our monitor uses high frequency data along with existing lower frequency bandwidth technology to provide a more comprehensive view of the state of brain activity during anesthetic procedures. Clinical trials were completed in the fourth quarter of 2001 and the data was submitted to the FDA in the first quarter of 2002. Approval of a 510(k) clearance application is pending.

        Peripheral Nerve Imaging—We are developing a system to locate peripheral nerves non-invasively. Use of peripheral nerve imaging will improve the safety and effectiveness of regional nerve blocks and will enable regional, rather than general, anesthesia to be used in some surgical procedures. The system may also be used in pre-surgical planning to avoid nerves during surgical intervention. We plan to configure the nerve imaging system to work with much of the same hardware as our consciousness monitoring product. We believe that the device will require 510(k) clearance from the FDA prior to marketing in the United States, and we currently expect to submit a 510(k) application with the FDA in the second half of 2002.

        Gas Clearance and Rebreathing Device—We are developing a device that rapidly clears gases such as carbon monoxide and some anesthesias from the blood. This device also allows a patient to rebreathe exhaled gases when hyperventilating, thereby enabling the rapid delivery of oxygen to a patient without decreasing the level of carbon dioxide in the blood. We do not believe that this device will require 510(k) clearance from the FDA prior to marketing it as a rebreather in the United States. However, we believe that this device will require 510(k) clearance from the FDA prior to marketing it as a gas clearance device in the United States. We are conducting clinical trials of the device under an Investigational Device Exemption ("IDE") from the FDA and expect to submit a 510(k) application in the second quarter of 2002.

        We have historically organized our research and development activities by operating group and subsidiary. However, we recently implemented an initiative to strategically reorganize our research and development efforts by product area and functional use rather than along traditional company lines. In 2001, we created a Technical Advisory Board comprised of many of our top research scientists and marketing managers. The purpose of this board is to foster intercompany coordination, to help understand potential research and development areas as well as to prioritize investment spending. For example, our Erich Jaeger, Nicolet Biomedical and SensorMedics operations each historically maintained a research and development group with expertise in the area of brain wave amplifiers. We are currently engaged in a project in which the members of these groups share their expertise in brain wave amplifiers in order to take advantage of each member's specialized knowledge. We believe that a number of other opportunities exist to structure our research and development organization on a functional, rather than organizational, basis.

        In addition to developing therapy and service-based products, we plan to enhance and extend our existing product lines into next generation products and to develop new products to broaden our existing portfolio of respiratory care, neurocare and medical and surgical products. We primarily focus our research and development activities on responding to marketplace needs. Our internal research and development efforts include work to produce next-generation products for our core businesses as well as new products that expand our portfolio in market segments where we already compete. For example, we are developing new ventilator platforms that will enable us to offer a more comprehensive suite of products in the respiratory critical care market. In our respiratory care and neurocare businesses we have several products that are pending FDA approval. We also have efforts underway in each of our businesses to leverage our technologies for new applications. For example, we are attempting to expand the use of our HTC grids, an image enhancer for mammography X-rays, to general radiology.

        Our research and development expenses totaled $28.4 million in fiscal 2001, $24.8 million in fiscal 2000, and $18.5 million in fiscal 1999. We expect research and development expenses to increase in the future as we seek to enhance our existing products and develop additional products. As of December 29, 2001, we had approximately 200 full-time employees engaged in research and development.

Raw Materials

        We believe that we have a readily available supply of raw materials for all of our significant products from various sources and we do not anticipate any difficulties in obtaining raw materials essential to our business. However, we purchase some components and raw materials, such as the raw materials for our medical grade polyurethanes and the beryllium copper strips included in our medical imaging components, from sole sources of supply. We believe that we have the ability to locate, over time, alternative sources of supply at prices competitive with our current supplies or to develop the internal capability to produce such components, if necessary. We have never had a significant production delay that was primarily attributable to an outside supplier.

Government Regulation

United States

  U.S. Food and Drug Administration

        In the United States, the testing, manufacture and sale of our products are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state agencies. Pursuant to the Food, Drug and Cosmetic Act and the related regulations, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. If we do not comply with applicable requirements, we can be subject to, among other things:

  •
  fines;

  •
  injunctions;

  •
  civil penalties;

  •
  recall or seizure of products;

  •
  total or partial suspension of production;

  •
  refusal of the government to grant premarket clearance or premarket approval for devices;

  •
  withdrawal of marketing clearances or approvals; and

  •
  criminal prosecution.

        A medical device may be marketed in the United States only if (1) the FDA gives prior authorization, (2) the device is subject to a specific exemption or (3) the device was marketed prior to May 28, 1976, the effective date of the Medical Device Amendments to the Food, Drug and Cosmetic Act. Depending on the type of medical device, FDA authorization typically takes one of the following two forms:

  •
  Premarket clearance under section 510(k) of the Food, Drug and Cosmetic Act. The FDA will generally grant a device 510(k) premarket clearance when an applicant submits information which establishes that a proposed device is substantially equivalent to a legally marketed device. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness or constitute a major change in the intended use of the device, require new 510(k) submissions. We believe that it now usually takes from three to six months from the date of submission to obtain 510(k) clearance, although it can take substantially longer, depending on the device.

  •
  Premarket approval ("PMA"). A PMA application requires an applicant to prove the safety and effectiveness of the device to the FDA. The process of obtaining PMA approval is expensive and uncertain. We believe that FDA approval usually takes from one to three years after filing, but it can take longer, depending on the device.

        The FDA classifies medical devices in the following three categories, according to the level of patient risk associated with a device.

  •
  Class I devices are non-critical products for which general regulatory controls are sufficient to provide reasonable assurance of safety and effectiveness. Most Class I devices are exempt from the requirement of 510(k) premarket clearance. The FDA must grant 510(k) premarket clearance prior to marketing a non-exempt Class I device in the United States.

  •
  Class II devices are devices for which general regulatory controls are insufficient to provide reasonable assurance of safety and effectiveness and which therefore need special regulatory controls such as compliance with FDA prescribed standards. The FDA must grant 510(k) premarket clearance prior to marketing a Class II device in the United States.

  •
  Class III devices are devices classified by the FDA as posing the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device. The FDA generally must approve a PMA application prior to marketing a Class III device in the United States. Two of our principal products, the 3100A and 3100B HFOV high frequency oscillating ventilators, are Class III devices. The FDA has approved a PMA for use of the 3100A HFOV product in children in acute respiratory failure with no upper weight limit. The 3100B HFOV has been approved by the FDA for use in adults with ARDS.

        If human clinical trials of a device are required, whether to support a 510(k) or a PMA application, the sponsor of the trial, which is usually the manufacturer or the distributor of the device, must have an investigational device exemption ("IDE"), before beginning human clinical trials. If a device presents a significant risk to the patient, the FDA must approve the sponsor's IDE application before the clinical trial may start. An IDE application for a significant risk device must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRB"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a nonsignificant risk to the patient a sponsor may begin a clinical trial after obtaining approval for the study by the IRB at each clinical site without the need for FDA approval of an IDE application.

        The Food, Drug and Cosmetic Act regulates our quality control and manufacturing procedures by requiring us to demonstrate and maintain compliance with the Quality System Regulation, or QSR, which sets forth the FDA's current good manufacturing practices requirements. These requirements include, among other things, that:

  •
  we use written procedures to control our product development and manufacturing process;

  •
  we validate, by extensive and detailed testing of every aspect of the process, our ability to produce devices which meet our manufacturing specifications;

  •
  we investigate any deficiencies in the manufacturing process or in the products produced; and

  •
  we maintain detailed record keeping.

        The FDA monitors compliance with the QSR and current good manufacturing practices requirements by conducting periodic inspections of manufacturing facilities. Violations of applicable regulations noted by the FDA during inspections of our manufacturing facilities could adversely affect the continued marketing of our products.

        The FDA enforces post-marketing controls that include the requirement to file medical device reports ("MDRs"), when we become aware of information suggesting that any of our marketed products may have caused or contributed to a death, serious injury or serious illness. The FDA also requires the filing of an MDR when we become aware that any of our products has malfunctioned and that a recurrence of that malfunction would likely cause or contribute to a death, serious injury or serious illness. The FDA relies on MDRs to identify product problems and utilizes MDRs to determine whether it should exercise its enforcement powers.

        Other FDA requirements govern product labeling and prohibit a manufacturer from marketing an approved device for unapproved applications. If the FDA believes that a manufacturer is not in compliance with the law, it can institute an enforcement action against the manufacturer, its officers and employees.

  Other Regulations

        We are also subject to numerous federal, state and local laws relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. In addition, some of our products, such as our wireless patient monitoring systems, transmit or receive information through radio signals and are, therefore, subject to regulation by the U.S. Federal Communications Commission.

International

        We derive a significant portion of our revenue from sales of our products outside the United States. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval or marketing clearance. These differences may affect the efficiency and timeliness of international market introduction of our products.

        We may not sell medical devices in European Union countries unless the devices bear the CE mark, a symbol of adherence to quality assurance standards and compliance with applicable regulatory requirements known as the European Directives. Almost all of our manufacturing facilities have received ISO 9001 certification, evidence of a quality system that meets the requirements of the Medical Device Directive, a European directive that prescribes safety standards for medical devices. Compliance with the Medical Device Directive is one of the prerequisites to CE mark certification of a medical device. As of December 29, 2001, all of our key respiratory care and neurocare products bore the CE mark.

        Unapproved medical devices manufactured in the United States may be distributed and sold outside the United States subject to FDA export requirements. An unapproved device that could be marketed under the FDA's 510(k) premarket notification requirements may be exported to another country without the FDA's permission if the device meets the specifications of a foreign purchaser, is not in conflict with the laws of the country to which it is exported, is marketed for export only and is not distributed in the United States. An unapproved device that is subject to PMA requirements may be exported after notification to the FDA if the device is approved for use by selected countries or regional regulatory authorities specified in the Food, Drug and Cosmetic Act and if the device meets the specifications of a foreign purchaser, is not in conflict with the laws of the country to which it is exported, is marketed for export only and is not distributed in the United States. An unapproved device that is not approved by recognized countries may only be exported after a determination by the FDA that exportation is not contrary to the public health and that the device is approved in the country to which it is exported, meets the specifications of a foreign purchaser, is not in conflict with the laws of the country to which it is exported, is marketed for export only and is not distributed in the United States.

Third Party Reimbursement

        In the United States, healthcare providers that purchase medical devices generally rely on third party payors to reimburse all or a portion of the cost of the devices. Examples of third party payors are Medicare, Medicaid, private health insurance plans and health maintenance organizations. The Centers for Medicare and Medicaid Services of the U.S. Department of Health and Human Services ("CMS"), fund and administer the Medicare program. CMS and the states jointly fund the Medicaid program, and the states administer the Medicaid program under general federal oversight. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we seek reimbursement for our products can be subject to challenge by the government.

        The federal government and various state governments are currently considering proposals to reform the Medicare and Medicaid healthcare reimbursement system. We are unable to evaluate what legislation may be drafted and whether or when any such legislation will be enacted and implemented. Some of these proposals, if adopted, could have an adverse effect on our business, financial condition and results of operations.

        During the past several years, the major third party payors have substantially revised their reimbursement methodologies in an attempt to contain their healthcare reimbursement costs. Medicare reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient's specific diagnosis. As a result, any illness to be treated or procedure to be performed will be reimbursed only at a prescribed rate set by the government that is known in advance to the healthcare provider. If the treatment costs less, the provider keeps the overage; if it costs more, the provider cannot bill the patient for the difference. No separate payment is made in most cases for products such as our instrumentation when they are furnished or used in connection with inpatient care. Many private third party payors and some state Medicaid programs have also adopted similar prospective payment systems.

        Third party payors have recently increased their emphasis on managed care, which has led to an increased emphasis on the use of cost-effective medical devices by healthcare providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical products suppliers.

        Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. We have received international reimbursement approvals for many of our products and plan to seek international reimbursement approvals for other products. In contrast to the United States, Europe is a highly fragmented market, with a large number of distinct and uniquely structured healthcare delivery and payment systems. European healthcare systems are beginning to confront the same fiscal pressures and limitations that characterize the United States healthcare system and are increasingly adopting many of the same cost and utilization control mechanisms. To the extent that any of our products are not entitled to reimbursement in any international market, market acceptance of such products in such international market would be adversely affected.

Patents, Licenses and Trademarks

        We pursue a policy of seeking patent protection of our technology, products, and product improvements both in the United States and in selected foreign countries. As of December 29, 2001, we held 131 issued U.S. patents and 36 patents in foreign countries, which expire at various dates over the next 20 years. We also had approximately 27 pending U.S. patent applications and approximately 21 pending patent applications in foreign jurisdictions. We do not consider any patent or related group of patents to be of such importance that its expiration or termination would materially affect our business.

        We also rely on trade secrets and technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we generally require our employees, consultants and advisors to execute confidentiality and invention assignment agreements upon commencement of employment or consulting relationships with us.

        We have entered into a number of license and other arrangements under which we have obtained rights to manufacture and market some of our products or product candidates. For instance, a number of the therapeutic-based products that we are developing incorporate proprietary technologies that we have licensed from third parties. Under our existing licenses, we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license, we may be required to license to the licensor any related intellectual property that we develop.

Backlog

        Our total backlog of firm orders was $59.6 million and $61.2 million at December 29, 2001 and December 30, 2000, respectively. Our backlog of firm orders for the Respiratory Care segment was $28.2 million and $26.0 million at year-end 2001 and 2000, respectively. The backlog of firm orders for the Neurocare segment was $15.9 million and $17.5 million at year-end 2001 and 2000, respectively. The backlog of firm orders for the Medical and Surgical Products segment was $15.5 million and $17.7 million at year-end 2001 and 2000, respectively. We anticipate that substantially all of the backlog at December 29, 2001, will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee.

Competition

        The respiratory care, neurocare and medical and surgical product markets are highly competitive. We compete with many companies ranging from small start-up enterprises to companies that are larger and more established than us, with access to significant financial resources and greater name recognition, research and development experience and regulatory, manufacturing, and marketing capabilities. We compete in each of our markets primarily on the basis of reputation, product reliability and performance, product features and benefits, price and post-sale service and support.

        Our respiratory care group competes with products from firms such as Siemens AG, Tyco Healthcare Group, Dragerwork AG and Respironics, Inc. The principal competitors of our neurocare group include Bio-logic Systems Corporation, Shanghai Kohden Medical Instrument Corporation, formerly Nihen Koden Corporation, Teca-Oxford Instruments PLC, and Excel Tech Ltd. The principal competitors of our medical and surgical group include the Ross Products Division of Abbott Laboratories, The Dow Chemical Company and Agilent Technologies Inc.

Employees

        As of December 29, 2001, we had a total of 1,814 full-time employees, consisting of 1,452 employees based in the United States and 362 employees based outside of the United States. We have no collective bargaining agreements with our United States employees. Eight of our operating locations outside the United States have collective bargaining agreements and/or work council agreements covering approximately 314 employees.

Risk Factors

Demand for some of our products depends on the capital spending policies of our customers and on government funding policies. Changes in these policies could negatively affect our business.

        A majority of our customers are hospitals. We also sell to laboratories, universities, healthcare providers and public and private research institutions. Many factors, including public policy spending provisions, available resources and economic cycles have a significant effect on the capital spending policies of these entities. These policies in turn can have a significant effect on the demand for our products. For example, a reduction in funding to major government research support agencies, such as the National Institute of Health and the National Science Foundation, could adversely affect sales of our sleep diagnostic testing equipment.

We depend on third party reimbursement to our customers for market acceptance of our products. Our profitability would suffer if third party payors failed to provide appropriate levels of reimbursement for the purchase or use of our products.

        Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. The cost of some of our products, particularly our SensorMedics VMAX and Erich Jaeger MasterScreen pulmonary function and metabolic diagnostic systems, our epilepsy monitoring systems and our intra-operative monitoring systems is substantial. Without the financial support of government or third party insurers, the market for some of our products will be limited.

        Governments and private insurers in many countries closely examine medical products and devices incorporating new technologies to determine whether to reimburse for the purchase or use of such products and devices and, if so, the appropriate level of reimbursement. We cannot be sure that third party payors will reimburse sales of our products now under development or enable us to sell these products at profitable prices. We also cannot be sure that third party payors will maintain the current level of reimbursement to physicians and medical centers for use of our current products. Any reduction in the amount of this reimbursement could harm our business.

        During the past several years, major third party payors have substantially revised their reimbursement methodologies in an attempt to contain their healthcare reimbursement costs. Third party payors have recently increased their emphasis on managed care, which has led to an increased emphasis on the use of cost-effective medical devices by healthcare providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical products suppliers.

        The federal government and private insurers have considered ways to change and have changed, the manner in which healthcare services are provided and paid for in the United States. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could affect the payments we receive from sales of our products. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of the level of patient treatment and other countries requiring application for and approval of, government or third party reimbursement. Even if we succeed in bringing new products to market, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.

Thermo Electron's Internal Revenue Service private letter ruling relating to the spinoff contemplated a public offering of our stock prior to November 15, 2002.

        Thermo Electron received a private letter ruling from the Internal Revenue Service (the "IRS") that provided that no gain or loss would be recognized by us, by Thermo Electron or by Thermo Electron's stockholders as a result of the spinoff. This ruling contemplated that, in order to raise additional capital, we would engage in an initial public offering of 10% to 20% of our stock within one year of the spinoff. If a public offering is not conducted within one year of the spinoff, it is possible that the IRS could withdraw the ruling, possibly resulting in the spinoff being treated as a distribution of our shares that is taxable to Thermo Electron and/or to the Thermo Electron stockholders who received our stock in the distribution. In such event it is also possible that we could be obligated to indemnify Thermo Electron against adverse tax consequences resulting from the spinoff being treated as a taxable distribution.

        A public offering was part of the IRS ruling because our ability to grow business may be dependent on our ability to efficiently access the capital markets. It may not be possible for us to complete a public offering for a number of reasons, including adverse equity market conditions or unfavorable developments in our business. If a public offering cannot be completed or if the amount that can be raised is less than expected or if the terms are unfavorable, it may be necessary for us to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts.

Additional financing must be obtained to repay our promissory note to Thermo Electron which matures on November 15, 2002.

        As of December 29, 2001, we owed Thermo Electron principal and interest of $33.5 million, which is evidenced by an unsecured promissory note that matures on November 15, 2002. Our cash resources and net operating cash flow are not expected to provide us with sufficient funds to repay the principal amount of $33.3 million when the note matures. As a result, we need to obtain funding through public or private financing or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, our operating performance and investor interest.

        While we are attempting to refinance the promissory note and to obtain additional working capital by entering into a credit facility or other debt arrangement with an institutional lender, we cannot assure you that such an arrangement will be available to us or, if it is available, that it will be on terms that would be attractive in financing our business plans.

        Alternatively, Thermo Electron could be repaid from the proceeds of a successful public offering that we may need to conduct. Such public offering may not occur before November 15, 2002 or the amount raised may not be sufficient to repay the promissory note. Even if the public offering occurs before November 15, 2002 and the amount is sufficient to repay the Thermo Electron note, the need to allocate proceeds of the offering to repaying debt may require us to revise our business plan to reduce expenditures, such as curtailing growth strategies, foregoing acquisitions or reducing our product development efforts. If we raise additional funds by issuing securities, further dilution to our stockholders may result. In addition, as a condition of giving additional funds to us, future investors may demand rights superior to those of then-existing stockholders.

We may need additional capital to sustain and expand our business, including the development of our new products.

        In addition to the capital we need to raise in order to pay off the promissory note to Thermo Electron, we may need to seek additional capital to support the development of our new products and otherwise expand our business. Adequate funds for these purposes on terms favorable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed and, if consummated, may result in significant dilution to existing stockholders. If we are unable to secure additional funding when required, we may be required to delay, scale back, or abandon some or all of our product development programs.

We face aggressive competition in many areas of our business and our business will be harmed if we fail to compete effectively.

        We encounter aggressive competition from numerous competitors in many areas of our business. Although we believe that our products currently compete favorably with respect to these factors, we cannot assure you that we can maintain our competitive position against our current and potential competitors. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. We may not be able to compete effectively with these competitors. For example, a number of large medical device companies, including Philips Medical Systems, which acquired Agilent Technologies' Healthcare Solutions Group in August 2001, and GE Medical Systems, have entered the market for portable patient monitoring systems. These companies have substantially greater resources, including capital, name recognition and manufacturing and marketing capabilities, than our company. To remain competitive we must develop new products and periodically enhance our existing products in a timely manner. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

It may be difficult for us to increase our revenues or profits because some of the markets for our products are mature.

        Some of the markets in which we compete, such as the market for mechanical ventilators, are relatively mature. Revenues in these markets have been flat or declining over the past several years. To address this issue, we are pursuing a number of strategies to enable us to continue to develop and introduce new products and increase our revenues and market share. These strategies may not result in the growth of our business and we may not be able to successfully implement these strategies.

A significant percentage of our total assets consists of goodwill from acquired companies and we may be unable to realize the value of this asset.

        Thermo has paid substantial premiums over the fair value of the net assets of some of the companies that comprise our business. We have acquired significant intangible assets, including approximately $177.5 million of cost in excess of net assets of acquired companies, or goodwill, recorded on our balance sheet as of December 29, 2001. This represents approximately 44% of our total assets as of that date. Our ability to realize the value of this asset will depend on future cash flows of the acquired businesses. These cash flows in turn depend on how well we have identified these acquired businesses as desirable acquisition candidates and how well we can integrate these acquired businesses.

Difficulties presented by international operations could negatively affect our business.

        International revenues account for a substantial portion of our revenues. International revenues from continuing operations, including export revenues from the United States, accounted for 39% of our total revenues in 2001, 35% of our total revenues in 2000 and 34% of our total revenues in 1999. We plan to continue expanding our presence in international markets. Our international operations present a number of risks, including the following:

  —
  Differences in language often require us to translate marketing literature, technical specifications and operating manuals for our medical products into the local language, which can be expensive, take a significant amount of time and result in translation errors that could affect the proper operation of the equipment and expose us to potential liability.

  —
  Foreign laws in a number of countries limit our ability to properly maintain our distribution channels. For example, a number of foreign laws restrict our ability to terminate a distributor for taking actions that adversely affect our business, such as manufacturing and selling competing products.

  —
  The successful marketing of our products in some countries, including many European countries, requires us to establish a local presence. The revenues generated in these countries may not justify the expense of establishing and maintaining such a local presence.

  —
  Fluctuations in currency exchange rates have, on occasion, forced us to lower our prices thereby reducing our margins, for some of our respiratory and neurodiagnostic products.

Fluctuations in our quarterly operating results could cause our stock price to decrease.

        Our operating results have fluctuated significantly from quarter to quarter in the past and are likely to vary in the future. These fluctuations are due to several factors relating to the sale of our products, including the timing and volume of customer orders, customer cancellations, reductions in orders by our distributors and the timing and amount of our expenses. For example:

  —
  We typically experience increased sales each October, which we believe results primarily from budget spending by federally funded organizations such as veterans' hospitals and Department of Defense facilities at the end of the federal government's year.

  —
  Our ventilator rental and respiratory disposables businesses tend to increase each year during the flu and allergy seasons.

  —
  We also typically experience reduced sales in Europe each summer.

        Because of these fluctuations, it is likely that in some future quarter or quarters our operating results could fall below the expectations of securities analysts or investors. If so, the market price of our stock would likely decrease.

        Our quarterly results may also be adversely affected because some customers may have inadequate financial resources to purchase our products or may fail to pay for our products after receiving them. In particular, hospitals are increasingly experiencing financial constraints, consolidations and reorganizations as a result of cost containment measures and declining third-party reimbursement for services, which may result in decreased product orders or an increase in bad debts in any quarter.

Our management team is new and its working relationships are untested.

        Until the third quarter of 2000, we functioned primarily as a holding company for a number of businesses that had been acquired by Thermo Electron. We have only recently assembled our management team. Significantly, Randy H. Thurman became our President and Chief Executive Officer and a director in April 2001 and Martin P. Galvan became our Chief Financial Officer in June 2001. Members of our management team have generally not worked with each other in the past and we therefore cannot assess at this time the effectiveness of their working relationships.

We adopted a new name in connection with the spinoff from Thermo Electron. Our new name will not immediately be recognized as a brand in the marketplace and, as a result, our business could suffer.

        Prior to the spinoff from Thermo Electron, we changed our corporate name from Thermo Biomedical Inc. to VIASYS Healthcare Inc. The loss of the "Thermo" brand name may hinder our ability to establish new relationships. In addition, our customers, suppliers and partners may react negatively to our separation from Thermo Electron.

Our competitive position is dependent in part on protecting our intellectual property, which can be difficult and expensive.

        Patent and trade secret protection is important to us because developing and marketing new technologies and products is time consuming and expensive. We own many U.S. and foreign patents and intend to apply for additional patents to cover our products. We may not obtain issued patents from any pending or future patent applications owned by or licensed to us. The claims allowed under any issued patents may not be broad enough to protect our technology.

        Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets.

We may become involved in litigation relating to our intellectual property rights, which may result in substantial expense and may divert our attention from the implementation of our business strategy.

        We believe that the success of our business depends, in part, on obtaining patent protection for our products, defending our patents once obtained and preserving our trade secrets. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of our attention from our business and may not adequately protect our intellectual property rights.

        In addition, we may be sued by third parties which claim that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our results of operations. In addition, intellectual property litigation or claims could force us to:

  —
  cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

  —
  obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

  —
  redesign our products, which would be costly and time-consuming.

If we breach any of the agreements under which we license commercialization rights to products or technology from others, we could lose license rights that are important to our business.

        We license rights to products and technology that are important to our business and we expect to enter into additional licenses in the future. Although the products and technology that we currently license account for less than 5% of our total annual revenues, we expect that this percentage will increase as we develop and introduce additional licensed products to the market. For instance, a number of the therapy-based products that we are developing incorporate proprietary technologies that we have licensed from third parties. Under these licenses, we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license, we may be required to license to the licensor any related intellectual property that we develop.

Our ability to market and sell our products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals could negatively affect our business.

        Our products and manufacturing operations are subject to extensive regulation in the United States by the FDA and by similar regulatory agencies in many other countries in which we do business. The principal risks that we face in obtaining and maintaining the regulatory approvals necessary to market our products include:

  —
  The approval process for medical devices in the United States and abroad can be lengthy, expensive and require extensive preclinical and clinical trials. As a result, we may expend substantial resources in developing and testing a new product but fail to obtain the necessary approvals to market or manufacture the product on a timely basis or at all.

  —
  When we modify a medical device for which we have received marketing approval, we must determine whether the modification requires us to seek new regulatory approvals. If the FDA or other regulatory agency does not agree with our determination, we may be prohibited from marketing the modified device until we receive the requisite regulatory approval.

  —
  The FDA and foreign regulatory agencies require us to comply with an array of manufacturing and design controls and testing, quality control, storage and documentation procedures. Because our business is geographically dispersed in the United States and abroad, compliance with these procedures is difficult and costly.

        If we fail to comply with applicable regulations, we could be subject to a number of enforcement actions, including warning letters, fines, product seizures, recalls, injunctions, withdrawal of marketing clearances or approvals and civil and criminal penalties. For a summary of government regulations applicable to our business, see "Business—Government Regulation."

We may be unable to successfully develop and/or commercialize our new products.

        As part of our spinoff from Thermo Electron, we commenced a substantial internal development strategy under which we anticipate developing a number of therapy and service-based products. This strategy represents a departure from our traditional business model and we may not have sufficient expertise and experience necessary to successfully implement this new strategy and develop these new products. Furthermore, the successful development and commercialization of these new products will also depend upon our ability to obtain regulatory approvals, as discussed above. If we are unable to obtain these regulatory approvals, we will be unable to market and sell our products, which will negatively affect our business.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

        Outside vendors, some of which are sole-source suppliers, provide key components and raw materials that we use in the manufacture of our products, such as the raw materials for our medical-grade polyurethanes and the beryllium copper strips included in our medical imaging components. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole-source component or raw material could harm our ability to manufacture the affected product until we identify and qualify a new source of supply. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture the affected product. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, which could impair our ability to produce and supply our products. If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval for a replacement component, which would cause significant delays that could seriously harm our business and operating results. Although we have not experienced any material shortages or delays to date, we expect that we may experience shortages and delays in the future, especially in the area of electronic components, such as video boards for our line of products for long-term epilepsy monitoring.

Our business could suffer due to potential defects in software contained in some of our products.

        Some of our products, such as our neurodiagnostic and intra-operative monitoring products, incorporate sophisticated computer software that we have developed or licensed from third parties. Software as complex as that incorporated into our products may contain errors or failures, especially when first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because some of our products are used with critically ill patients, we expect that our customers will have an increased sensitivity to software defects. Any errors or performance problems that arise may cause delays in product shipments, loss of revenue, delays in market acceptance of our products, diversion of management's time, damage to our reputation, litigation and increased service or warranty costs.

Anti-takeover provisions in our charter documents and under Delaware law and the potential tax effects of the distribution could prevent or delay transactions that our stockholders may favor.

        Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. For example, these provisions:

  —
  authorize the issuance of "blank check" preferred stock without any need for action by stockholders;

  —
  provide for a classified board of directors with staggered three-year terms;

  —
  require supermajority stockholder approval to effect various amendments to our charter and by-laws;

  —
  eliminate the ability of stockholders to call special meetings of stockholders;

  —
  prohibit stockholder action by written consent; and

  —
  establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

        In addition, our board of directors has approved a stockholder rights plan intended to protect stockholders in the event of an unfair or coercive offer to acquire our company and to provide our board of directors with adequate time to evaluate unsolicited offers. This rights plan may have anti-takeover effects. The rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms that our board of directors does not believe are in the best interests of us and our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.

        The tax treatment of the distribution under the Internal Revenue Code and regulations thereunder could also serve to discourage an acquisition of our company following the distribution. An acquisition of our company within two years following the spinoff from Thermo Electron could result in federal tax liability being imposed on Thermo Electron and, in more limited circumstances, on stockholders of Thermo Electron who received shares of our common stock in the distribution. In addition, an acquisition more than two years after the distribution could cause the distribution to be taxable to Thermo Electron if the acquisition were determined to be pursuant to an overall plan that existed at the time of the distribution. As part of the distribution, we may indemnify Thermo Electron, but not its stockholders, for any resulting tax liability if the tax liability is attributable to certain acts by us, including an acquisition of our company. The prospect of that tax liability and our indemnification obligation may have anti-takeover effects.

We may have potential business conflicts of interest with Thermo Electron with respect to our past and ongoing relationships that could harm our business operations.

        Conflicts of interest may arise between us and Thermo Electron in a number of areas relating to our past and ongoing relationships, including:

  —
  labor, tax, employee benefit, indemnification and other matters arising from our separation from Thermo Electron;

  —
  the nature, quality and pricing of the transition services Thermo Electron has agreed to provide us; and

  —
  business opportunities that may be attractive to both Thermo Electron and us.

        We may not be able to resolve any potential conflicts.

We have only operated as a separate, stand-alone entity since the Spinoff Date and we may have difficulty integrating our business organization.

        We operate our business through a number of subsidiaries and operating divisions. Some of our subsidiaries and operating divisions were only recently combined with our existing operations as a result of the reorganization of Thermo Electron described under the caption "Business—Overview." Thermo Electron has conducted these operations largely as autonomous, unaffiliated businesses. As part of our spinoff from Thermo Electron, we plan to manage these operations in a more coordinated manner. The following factors may make it difficult for us to integrate and consolidate our operations:

  —
  Our success in integrating these businesses will depend on our ability to coordinate geographically separate organizations and integrate personnel with different business backgrounds and corporate cultures.

  —
  Our ability to combine these businesses will require coordination of administrative, sales and marketing, distribution and accounting and finance functions and expansion of information and management systems.

  —
  The integration process could disrupt our businesses.

  —
  Retaining key employees of these businesses may be difficult, due to changes in our management, compensation, culture and operations resulting from our spinoff from Thermo Electron.

Executive Officers of the Company

Name	Age	Position
Randy H. Thurman	52	Chairman of the Board, President and Chief Executive Officer
William B. Ross	51	Executive Vice President and Chief Operating Officer
Martin P. Galvan	50	Senior Vice President and Chief Financial Officer
Frank J. McCaney	47	Senior Vice President, Marketing and Business Development
Gerald G. Brew	46	Group President, VIASYS Neurocare
Stephen P. Connelly	50	Group President, Medical/Surgical and International Sales
Edward Pulwer	55	Group President, VIASYS Respiratory Technologies
Teunis T. van den Berg	58	Group President, VIASYS Critical Care

        Randy H. Thurman has served as our President and Chief Executive Officer since April 2001 and became our Chairman upon the distribution of our common stock by Thermo Electron. From 1996 to April 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, a privately held company providing funding and strategic direction to healthcare technology companies. Mr. Thurman is also currently a director and formerly served as Chairman of the Board of directors of Enzon, Inc. and a director of CuraGen Corporation and CLOSURE Medical Corporation.

        William B. Ross has served as our Executive Vice President and Chief Operating Officer since April 2001 and the President of SensorMedics Corporation, one of our wholly-owned subsidiaries, since October 1996. From July 2000 to April 2001, Mr. Ross served as our interim Chief Executive Officer and as one of our directors. Mr. Ross was President of SensorMedics Corporation's critical care division from January 1995 to October 1996, and prior to that time, was the Vice President, Sales and Marketing for SensorMedics Corporation.

        Martin P. Galvan has served as our Senior Vice President and Chief Financial Officer since June 2001. From January 1999 to June 2001, Mr. Galvan served as Chief Financial Officer of Rodel, Inc., a precision surface technologies firm serving the semiconductor industry. From 1979 to January 1998, Mr. Galvan held positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceuticals company, most recently as Vice President, Finance.

        Frank J. McCaney has served as Senior Vice President, Marketing and Business Development, since April 2001. From October 1998 to April 2001, Mr. McCaney served as Vice President, Global Marketing. From October 1996 to October 1998, he was Director of Business Development of Diametrics Medical, Inc., a leading critical care technology company.

        Gerald G. Brew has served as our Group President, VIASYS Neurocare since April 2001 and the President of the Nicolet Biomedical operation since October 1993. From 1988 to 1993, Mr. Brew held several positions at Nicolet Instrument Corporation, most recently as a Vice President. Mr. Brew currently serves as the Vice Chairman of the American Academy of Neurology Foundation.

        Stephen P. Connelly has served as Group President, Medical/Surgical and International Sales since August 2001. Between 2000 and 2001, Mr. Connelly was a consultant in the healthcare industry. From 1980 to 1999, he held a number of positions at Rhone-Poulenc Rorer, a global pharmaceutical company, including Senior Vice President and General Manager, The Americas, from 1995 to 1998, and Senior Vice President, Asia/Pacific from 1992 to 1995.

        Edward Pulwer has served as Group President, VIASYS Respiratory Technologies since June 2001 and has served as the General Manager of SensorMedics Corporation, one of our wholly-owned subsidiaries, since October 1999. Mr. Pulwer has held numerous positions with SensorMedics since 1983, including Vice President for world wide sales, regional area sales manager, and critical care marketing and sales manager.

        Teunis T. van den Berg has served as Group President, VIASYS Critical Care since July 2001. From 1998 to 2001, Mr. van den Berg served as President of Bird Medical Technologies. From 1998 to 2001, Mr. van den Berg was President of Bear Medical Systems. Mr. van den Berg served as Vice President of Bird Products Company from 1984 to 1998.

Item 2. Properties

        We own or lease 14 properties in the United States and lease 13 properties internationally, which generally consist of administrative and sales offices, manufacturing, assembly and distribution facilities, and warehouse facilities. In the United States, we own facilities with an aggregate size of approximately 319,000 square feet, and we lease approximately 376,000 square feet of space. Our corporate headquarters are located in Conshohocken, Pennsylvania occupying approximately 7,964 square feet. Internationally, we lease facilities with an aggregate size of approximately 135,000 square feet. We believe our current facilities will be sufficient to meet our needs for the foreseeable future and that additional space will be available at a reasonable cost to meet our needs in the future.

Item 3. Legal Proceedings

        There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our properties are subject.

        In July 1999, we commenced a lawsuit against Pulmonetic Systems, Inc. and Douglas DeVries, a former employee for patient infringement and other actions. The defendants in this case counter sued, claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement that settles all outstanding lawsuits between the companies and related parties. Under the agreement both companies will have access to certain technologies and rights used in the companies' ventilators and we will be paid $4 million over the next three years.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock began trading on an as issued basis on the New York Stock Exchange under the symbol "VAS" on November 7, 2001. The high and low sale prices of our common stock for the fourth quarter of 2001 was $19.85 and $14.96, respectively, as reported in the consolidated transaction reporting system.

        As of March 8, 2002, we estimate that we had approximately 26,054,153 holders of record of our common stock. The closing market price on the New York Stock Exchange for the Company's common stock on March 8, 2002 was $21.90.

Item 6. Selected Financial Data

	Year Ended
	Dec. 29, 2001	Dec. 30, 2000	Jan. 1, 2000	Jan. 2, 1999	Jan. 3, 1998
	(In thousands except per share amounts)
Statement of Income Data
Revenues	$358,433	$345,428	$358,553	$306,363	$267,464

Costs and Operating Expenses:
Cost of revenues	187,428	179,644	185,465	158,572	134,542
Selling, general and administrative expenses	107,000	102,902	103,759	89,628	83,261
Research and development expenses	28,410	24,791	18,519	14,188	11,869
Restructuring and other unusual costs (income)	5,833	1,964	—	788	(1,259)

	328,671	309,301	307,743	263,176	228,413

Operating Income	29,762	36,127	50,810	43,187	39,051
Interest Income	304	106	275	85	3
Interest Expense	(2,002)	(2,066)	(1,410)	(981)	(1,477)
Other Income (Expense), Net	(45)	(393)	437	—	—

Income Before Income Taxes and Minority Interest	28,019	33,774	50,112	42,291	37,577
Provision for Income Taxes	(11,757)	(14,690)	(20,686)	(17,198)	(15,482)
Minority Interest Expense	—	(191)	(576)	(759)	(892)

Net Income	$16,262	$18,893	$28,850	$24,334	$21,203

Basic Earnings Per Share	$.63	$.73	$1.11	$.94	$.82

Diluted Earnings Per Share	$.62	$.73	$1.11	$.94	$.82

Basic Weighted Average Shares Outstanding	26,002	26,000	26,000	26,000	26,000

Diluted Weighted Average Shares Outstanding	26,076	26,000	26,000	26,000	26,000

Balance Sheet Data
Cash and Cash Equivalents	$14,968	$12,611	$3,012	$2,398	$1,814
Working Capital	89,519	68,229	49,964	67,216	64,616
Total Assets	405,275	390,351	380,109	320,344	312,268
Short-term Obligations	33,357	42,368	38,916	11,212	9,845
Long-term Obligations	—	—	—	—	8,651
Minority Interest	—	—	9,222	8,646	7,887
Stockholders' Investment	299,668	285,490	255,431	249,271	226,892
Other Financial Data
Book Value Per Diluted Share	$11.49	$10.98	$9.82	$9.59	$8.73
Cash Dividends	—	—	—	—	—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to our allowance for doubtful accounts, inventory reserves, warranty reserves and restructuring reserves.

        We maintain an allowance for doubtful accounts for customer returns and for estimated losses resulting from the inability of our customers to make required payments. These allowances are determined by analyzing historical data and trends. If actual losses are greater than estimated amounts or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, future results from operations could be adversely affected.

        Inventories are written down for estimated obsolescence or unmarketablity equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        We offer warranties on some products of various lengths. At the time of shipment, we establish a reserve for the estimated cost of warranties based on our best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The cost of warranties is affected by the length of the warranty, the product's failure rates and the customer's usage. If the actual cost of warranties differs from our estimated amounts, future results of operations could be adversely affected.

        Beginning in 2000, we initiated an ongoing plan to reduce costs and promote efficiencies and in connection with such, we have recorded reserves for restructurings. The amount of the reserves include estimated costs relating to abandoned facilities. Should actual amounts differ from these estimates or should additional cost reductions or potential efficiencies be identified, further reserves may be recognized in future periods. We continue to evaluate opportunities to reduce costs and streamline operations by consolidating facilities and eliminating duplicate functions.

Operations

        We report our operations in three segments: Respiratory Care, Neurocare and Medical and Surgical Products. The Respiratory Care segment develops, manufactures and markets a variety of medical devices for the diagnosis and treatment of respiratory-related disorders. The Neurocare segment principally develops, manufactures and markets a comprehensive line of neurodiagnostic, vascular and audiology systems. The Medical and Surgical Products segment develops, manufactures and markets critical care disposable devices, a line of wireless patient monitoring systems and specialty products and materials for sale to original equipment manufacturers.

        The following table shows revenues contributed by each of our operating segments, expressed in absolute dollars (in thousands) and as percentages of total revenues for the periods presented:

	Year Ended
Operating Segment
	December 29, 2001		December 30, 2000		January 1, 2000
Respiratory Care	$184,357	51%	$172,553	50%	$184,371	51%
Neurocare	86,161	24%	90,902	26%	91,624	26%
Medical and Surgical Products	87,915	25%	81,973	24%	82,558	23%

Totals	$358,433	100%	$345,428	100%	$358,553	100%

Revenues

        We derive revenues primarily from the sale of products and to a lesser extent the provision of services, in each of our three operating segments. When complex installation is required, revenue is recognized upon completion of installation. In all other situations revenue is recognized when title is transferred and there is no further customer obligation. Effective January 2, 2000, we adopted SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, revenues for products that require installation for which the installation either is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon transfer of title with estimated installation costs accrued. As our revenues were not materially affected by the adoption of SAB No. 101, we recorded no cumulative effect of the change in accounting principle for periods prior to 2000. We provide a reserve for our estimate of installation and warranty costs at the time of shipment.

        We recognize revenues from service contracts ratably over the terms of the contracts. Our service revenues are derived from parts and supplies, in-house and field repairs, service contracts and customer education.

        Export revenues accounted for 24% of our total revenues in 2001, 23% of our total revenues in 2000 and 24% of our total revenues in 1999. Revenues from countries outside the United States, based on selling location, accounted for 15% of our total revenues in 2001, 12% of our total revenues in 2000 and 10% of our total revenues in 1999.

Costs and Operating Expenses

        Our cost of revenues consists primarily of manufacturing overhead, materials, parts and labor. Our selling, general and administrative expenses and research and development expenses consist primarily of salaries, commissions, benefits, amortization and other expenses in support of these activities.

        We were party to a corporate services arrangement with Thermo Electron through November 15, 2001 under which Thermo Electron's corporate staff provided certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services, for which we have paid Thermo Electron annually an amount equal to 0.8% of our consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% through the Spinoff Date. For these services we were charged $2.1 million, $2.8 million and $2.9 million in 2001, 2000 and 1999, respectively. These amounts were recorded as selling, general and administrative expenses. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron has charged us based upon costs attributable to our company. On the Spinoff Date, the corporate services arrangement with Thermo Electron was terminated and was replaced with the transition services agreement described below.

        In connection with the spinoff distribution, we entered into a transition services agreement under which Thermo Electron's corporate staff will continue to provide us with certain administrative services. Thermo Electron will provide us with these services in a manner consistent with the services that Thermo Electron provided to us prior to the distribution. In return, we will pay Thermo Electron a fee equal to 0.6% of our consolidated revenues for the period from November 16, 2001 through December 29, 2001, 0.4% for the first quarter of 2002 and 0.1% for the second quarter of 2002, plus out-of-pocket and third party expenses. The transition services agreement provides that Thermo Electron's corporate staff will provide us with corporate record keeping, legal, treasury, employee benefit, internal audit, executive compensation, real estate and information systems services until December 31, 2001, financial reporting and securities compliance services until March 31, 2002, tax related services until April 30, 2002 and risk management services until June 30, 2002. For these services we were charged $0.3 million in 2001. The transition services agreement provides that Thermo Electron, at its discretion, may also provide us with additional services specifically requested by us, such as acquisition and offering support services, on terms upon which we and Thermo Electron mutually agree.

  Results of Operations

        The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Year Ended
	December 29, 2001	December 30, 2000	January 1, 2000
Revenues	100%	100%	100%

Costs and Operating Expenses:
Cost of revenues	52%	52%	52%
Selling, general and administrative expenses	30%	30%	29%
Research and development expenses	8%	7%	5%
Restructuring and other unusual costs	2%	1%	—%

	92%	90%	86%

Operating Income	8%	10%	14%
Other Expenses, Net	—%	(1)%	—%
Provision for Income Taxes	(3)%	(4)%	(6)%

Net Income	5%	5%	8%

Year Ended December 29, 2001 Compared With Year Ended December 30, 2000

Revenues

        Revenues increased 4% to $358.4 million in 2001 from $345.4 million in 2000. Increases in revenues of $11.8 million in the Respiratory Care segment and $5.9 million in the Medical and Surgical Products segment were offset by a decrease in revenues of $4.7 million in the Neurocare segment. We estimate that approximately $6.0 million of our revenues in 2000 were attributable to demand for year 2000 compliant products that we were unable to ship in 1999, including $1.5 million in the Respiratory Care segment and $4.5 million in the Neurocare segment.

        Revenues in the Respiratory Care segment increased 7% to $184.4 million in 2001 from $172.6 million in 2000. Revenues increased primarily due to an increase in international demand for ventilation products. Backlog increased 8% to $28.2 million at December 29, 2001 from $26.0 million at December 30, 2000 due to the increase described above.

        Revenues in the Neurocare segment decreased 5% to $86.2 million in 2001 from $90.9 million in 2000, primarily due to the completion of shipments in 2000 of year 2000 compliant products that had been ordered in 1999. Backlog decreased 9% to $15.9 million from $17.5 million due to disruptions caused by our European restructuring in the fourth quarter of 2001.

        Revenues in the Medical and Surgical Products segment increased 7% to $87.9 million in 2001 from $82.0 million in 2000. The increase in revenues resulted primarily from $3.8 million of higher sales of orthopedic implants and $1.5 million from medical resins and tubing as well as increased demand for film used in the manufacture of secure glass for adverse weather conditions and security applications. Higher revenues also resulted from increased sales of feeding tubes. Backlog decreased 13% to $15.5 million from $17.7 million primarily due to lack of orders from a major customer of orthopedic devices who was evaluating its suppliers following a merger.

Costs and Gross Margin

        Our gross margin was 48% in 2001 and 2000. Improvements in the Respiratory Care segment margins and flat margins in the Medical and Surgical Products segment were offset by lower margins in the Neurocare segment. The Respiratory Care segment improvements were primarily due to the impact of the sales increase mentioned above and the consolidation and other restructuring efforts discussed below and in Note 10 to the consolidated financial statements. The Neurocare segment was adversely affected by lower sales volume in 2001 resulting in a higher proportion of fixed manufacturing costs to revenues and by reduced margins due to competitive pricing pressure. These negative pressures were partially offset by cost reduction programs begun by management in late 2001.

Selling, General and Administrative

        Selling, general and administrative expenses as a percentage of revenues was 30% in 2001 and 2000. Selling, general and administrative expenses increased 4% to $107.0 million in 2001 from $102.9 million in 2000. We incurred approximately $3.8 million of higher selling, general and administrative expenses to establish corporate office functions in becoming a public company.

Research and Development

        Research and development expenses increased $3.6 million to $28.4 million in 2001 from $24.8 million in 2000. The increase was primarily due to higher research and development costs for new products in existing and emerging markets, including several new sleep therapy products and new ventilator platforms. We are also investing in the development of in-licensed technologies, such as a level of consciousness monitor for surgical anesthesia.

Restructuring and Other Unusual Costs

        We recorded restructuring and other unusual costs of $5.8 million in 2001 compared to $2.0 million in 2000. During the third quarter of 2001, we approved and commenced a plan to restructure operations in an effort to reduce costs and streamline operations (see Note 10 to the consolidated financial statements). Total restructuring costs associated with this plan are estimated to be $4.6 million. Costs associated with this plan of $4.0 million were recorded in 2001. Of the total $5.8 million restructuring and other unusual costs incurred in 2001, $3.9 million was for severance costs related to the reduction of approximately 167 employees across all functions and $1.6 million was for employee retention costs for 23 employees, principally key management team members, to help assure their availability at least through the distribution date of our common stock, which occurred on November 15, 2001. As of December 29, 2001, all but one of the employees covered by a retention agreement remained with our company. The remaining 2001 costs incurred included $0.1 million for abandoned facility costs and $0.2 million for other restructuring costs. The $5.8 million 2001 charges included $2.7 million in the Respiratory Care segment, $2.0 in the Neurocare segment, $0.8 million in the Medical and Surgical Products segment and $0.3 million in the corporate office. We expect to incur approximately $1.0 million in charges in 2002 for the costs associated with the 2001 plan that will be recorded in the period in which they are incurred. Subsequent to year-end, we have committed to an additional plan to restructure operations in the Neurocare segment in an effort to reduce costs and streamline operations. Estimated costs for this plan are $1.3 million including severance and facility closure costs. This plan includes the closure of the Neurocare segment's operating facility in Colorado and its consolidation with existing operations in Wisconsin. The associated costs will be recognized and the cash outlays will occur over the remainder of 2002. In addition, we are considering further opportunities within our European operations to reduce costs and streamline operations by consolidating facilities and eliminating duplicate functions.

Interest Expense, Net

        Interest expense was $2.0 million in 2001 and $2.1 million in 2000. Interest income was immaterial in both periods.

Provision for Income Taxes

        Our effective tax rate was 42% in 2001 and 43% in 2000. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of goodwill.

Year Ended December 30, 2000 Compared With Year Ended January 1, 2000

Revenues

        Revenues decreased 4% to $345.4 million in 2000 from $358.6 million in 1999. Revenues decreased by $11.8 million in the Respiratory Care segment, $0.7 million in the Neurocare segment and $0.6 million in the Medical and Surgical Products segment. We believe that approximately $22.0 million of our revenues in 1999 were attributable to demand for year 2000 compliant products, including $15.0 million in the Respiratory Care segment and $7.0 million in the Neurocare segment. We estimate that approximately $6.0 million of our revenues in 2000 were attributable to demand for year 2000 compliant products that we were unable to ship in 1999, including $1.5 million in the Respiratory Care segment and $4.5 million in the Neurocare segment.

        Revenues in the Respiratory Care segment decreased 6% to $172.6 million in 2000 from $184.4 million in 1999. Revenues increased $18.4 million due to the inclusion of Erich Jaeger, acquired in July 1999, for the full year in 2000. This increase was offset by a decline in sales of respiratory products due to strong demand in 1999 for year 2000 compliant products and competitive pricing pressures in Europe due to Euro weakness in 2000. Our export sales from the United States generally are denominated in U.S. dollars. As the Euro weakens, selling prices of competitors with manufacturing bases in Europe become relatively lower. Backlog for this segment increased to $26.0 million at December 30, 2000, from $23.4 million at January 1, 2000, primarily due to renewed growth after softness in 2000.

        Revenues in the Neurocare segment decreased 1% to $90.9 million in 2000 from $91.6 million in 1999. Revenues decreased due to the effect of competitive pricing pressures and customer capital budget restraints in 2000 and high demand in 1999 for year 2000 compliant products. These decreases were offset in part by completion of shipments in early 2000 of year 2000 compliant products that we had been unable to ship by the end of 1999. Backlog for this segment decreased to $17.5 million at December 30, 2000, from $20.2 million at January 1, 2000, primarily due to the completion of shipments for year 2000 compliant products and new products that had been ordered in 1999.

        Revenues in the Medical and Surgical Products segment decreased 1% to $82.0 million in 2000 from $82.6 million in 1999. The decrease was primarily due to $3.1 million of lower revenues from patient monitoring equipment due to a continuing downturn in demand. This decrease was offset in part by an increase in demand for polyurethane films due to the introduction of product improvements. Backlog for this segment increased to $17.7 million at December 30, 2000, from $12.0 million at January 1, 2000, due in part to orders growth in our precision metal components business for new product introductions and releases of orders for most of 2001 from several large customers. In addition, backlog increased due to demand for polyurethane films, offset in part by lower orders for wireless patient monitoring equipment.

        Total backlog increased to $61.2 million at December 30, 2000, from $55.7 million at January 1, 1999 due to the reasons discussed above.

  Costs and Gross Margin

        Our gross margin was 48% in both 2000 and 1999. Improvement in the Neurocare and Medical and Surgical Products segments, primarily due to the introduction of higher-margin products, was offset in part by a decrease in the gross margin in the Respiratory Care segment, primarily due to lower revenues at existing businesses.

  Selling, General and Administrative

        Selling, general and administrative expenses as a percentage of revenues were 30% in 2000 and 29% in 1999. Selling, general and administrative expenses as a percentage of revenues increased in the Respiratory Care segment due to the inclusion of Erich Jaeger for a full period in 2000 and its higher expenses as a percentage of revenues. This was offset, in part, by a reduction in expenses as a percentage of revenues in the Medical and Surgical Products segment due to a reduction in selling expenses associated with wireless patient monitoring equipment. Selling, general and administrative expenses decreased slightly to $102.9 million in 2000 from $103.8 million in 1999. This expense decrease was primarily due to lower costs in the Respiratory Care segment for incentive compensation, which fluctuates based on the degree to which the segment achieves targeted sales and operating results, and lower selling expenses discussed above.

  Research and Development

        Research and development expenses increased 34% to $24.8 million in 2000 from $18.5 million in 1999. The increase was primarily due to the inclusion of expenses at Erich Jaeger for the full year in 2000. In addition, higher research and development costs for new products contributed to the increase, including expenditures for seizure prediction and level of consciousness products in the Neurocare segment.

  Restructuring and Other Unusual Costs

        We recorded restructuring and unusual costs of $2.0 million in 2000. These costs included $1.3 million for employee retention costs. Restructuring and unusual costs also include $0.3 million of severance for 54 employees in the Respiratory Care segment, $0.2 million for abandoned facility costs and $0.1 million of other restructuring costs.

  Interest Expense, Net

        Interest expense increased to $2.1 million in 2000 from $1.4 million in 1999. The increase in interest expense was primarily due to the inclusion in 2000 of a full year of interest expense incurred on borrowings used to fund the acquisition of Erich Jaeger, compared with five months in 1999. This increase was offset in part by the effect of lower outstanding borrowings related to the acquisition of Medical Data Electronics. Interest income was immaterial in both periods.

  Provisions for Income Taxes

        Our effective tax rate was 43% in 2000 and 41% in 1999. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of state income taxes and nondeductible amortization of goodwill. The effective tax rate increased in 2000 due in part to an increase in losses outside the U.S. that were not benefited.

Liquidity and Capital Resources

        Cash generated from operating activities was $18.6 million for 2001. Our cash flow primarily reflects net income, excluding the non-cash effect associated with depreciation and amortization. Cash of $13.5 million was used to fund an increase in accounts receivable primarily in ventilation product lines within the Respiratory Care segment, resulting from increased direct sales to end-users, which have longer payment cycles than distributors and increased international sales, which generally take longer to collect than domestic receivables. The cash from operations also reflected an increase in inventories of $6.2 million, primarily due to an increase of $2.7 million in the Respiratory Care segment as the result of new products and expanded volume purchases and an increase of $1.9 million in the Neurocare segment due to an increase in deferred sales in 2001 as compared to 2000 because installation was not complete.

        Cash used in investing activities was $7.5 million for 2001. Capital expenditures have been the principal component of our investing activities. We purchased property, plant and equipment using cash of $11.0 million in 2001. During 2002, we expect to make capital expenditures of approximately $12.0 million.

        During 2001, our financing activities used cash of $8.3 million, primarily due to net transfers of $1.6 million and the repayment of short-term obligations of $7.7 million to Thermo Electron.

        At the Spinoff Date, debt to Thermo Electron was $33.3 million, which was evidenced by an unsecured promissory note. This promissory note bears interest at the prime rate plus 0.5% payable quarterly and matures in November 2002. In the event that we receive cash proceeds from a debt financing prior to the maturity of the note, we must prepay the principal up to the net amount of such proceeds.

        Our consolidated working capital was $89.5 million at December 29, 2001, compared with $68.2 million at December 30, 2000. Our cash and cash equivalents totaled $15.0 million at December 29, 2001, compared with $12.6 million at December 30, 2000. In accordance with Thermo Electron's past practices, we transferred, until the Spinoff Date, all of our cash and cash equivalents, other than the cash and cash equivalents of our foreign subsidiaries to Thermo Electron. On the Spinoff Date, Thermo Electron provided us with cash and cash equivalents so that we had a "net debt" balance of $18.7 million. For purposes of this calculation, "net debt" is defined as our outstanding indebtedness to Thermo Electron as of the Spinoff Date less our cash and cash equivalents as of such date. Cash and cash equivalents in the 2000 consolidated balance sheet represent cash of our foreign subsidiaries.

        We believe that we have or will generate sufficient capital resources to meet the capital requirements of our existing business for at least the next 12 months and to pay interest as it becomes due on our promissory note to Thermo Electron. We do not expect, however, that our capital resources and our operating cash flow will be sufficient to repay the principal amount of the promissory note when it matures. As a result, we need to seek additional funding, through public or private financing or other arrangements, to repay this debt. In this regard, we have had discussions with various institutional leaders. To date, these discussions have resulted in a $10.0 million uncommitted demand note being established with ABN AMRO. Under the terms of the note, the interest charged on any principal amount drawn by us will be at a rate quoted by ABN AMRO and agreed to by us on the date such amount is drawn. The rate may be based upon LIBOR or ABN AMRO's cost of funds, in each case plus an applicable margin, the prime rate or such other rate that is agreeable to us. The note may be terminated at any time by ABN AMRO. In addition to the note, we have signed a commitment letter for ABN AMRO to structure, arrange and syndicate a $60.0 million multi-year revolving credit facility on a best efforts basis. We expect that this credit facility will be available to us by the end of the second quarter of 2002. Pursuant to the terms of the promissory note, Thermo Electron may have a right to any amounts borrowed under these facilities up to the amount then due under the promissory note.

        While we expect that the credit facility will be put in place, our ability to obtain this or other debt or equity financing will depend on a number of factors, including market conditions, our operating performance and investor interest. As a result, we cannot assure you that we will be successful in obtaining the funds necessary to repay the Thermo Electron promissory note when it matures. Even if we are able to obtain additional financing, it may not be at the level desired. Because such proceeds must first be allocated to repay Thermo Electron, we may be required to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts.

        Beyond the next 12 months our capital requirements will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions. Although we are not a party to any agreement or letter of intent with respect to a potential transaction, we may enter into acquisitions or strategic arrangements in the future that would require us to seek additional debt or equity financing.

        The Internal Revenue Service ruling with respect to the spinoff distribution of our common stock by Thermo Electron contemplated a public offering of 10% to 20% of our stock within one year after the distribution. We may be unable to complete a public offering for a number of reasons, including adverse market conditions or adverse developments in our business. If we are unable to complete a public offering, we may be required to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. In addition, if we do not conduct an offering within one year after the spinoff, the distribution could become taxable. Thermo Electron may assert that we are responsible for any resulting tax liability if the liability can be attributed to certain acts by us.

Risk Management

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

        We generally view our investment in international subsidiaries with a functional currency other than our reporting currency as long-term. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of our international subsidiaries are principally denominated in the Euro, Sterling and Yen. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the "Accumulated other comprehensive items" component of stockholder's investment. A 10% reduction in year-end 2001 functional currencies, relative to the U.S. dollar, would result in a $1.5 million reduction of stockholders' investment. A 10% reduction in year-end 2000 functional currencies, relative to the U.S. dollar, would result in a $1.4 million reduction of stockholder's investment.

        Our cash, cash equivalents and variable-rate short-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income and expense due to the difference between the current interest rates on cash, cash equivalents and the variable-rate short-term obligations and the rate that these financial instruments may adjust to in the future. A 10% increase in year-end 2001 interest rates would result in a negative impact of $116,000 on our net income. A 10% increase in year-end 2000 interest rates would have resulted in a negative impact of $168,000 on our net income.

Recent Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." We will adopt the requirements of SFAS No. 144 effective December 30, 2001 and do not expect a material effect from adoption.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." We will adopt the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to stop amortizing goodwill and other intangible assets deemed to have an indefinite life. SFAS No. 142 also requires companies to annually test goodwill for impairment and to perform an initial impairment test in the year of adoption. We have completed this test and determined that there is no impairment of goodwill. Amortization of goodwill in 2001, 2000 and 1999 was $5.2 million, $5.0 million and $4.7 million, respectively.

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. For a description of our implementation of SAB No. 101, see "Overview—Revenues" above.

        In 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges must be recorded through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We adopted SFAS No. 133 in the first quarter of 2001. We do not believe the effect of adoption of SFAS No. 133 has been, or will be, material to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The information required under this item is included elsewhere in this report on Form 10-K and incorporated herein by reference. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8. Financial Statements and Supplementary Data

        Our Consolidated Financial Statements as of December 29, 2001, and Supplementary Data required by this item are attached to this report on Form 10-K beginning on page F-1 and incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

  (a)
  Identification of Directors

        Information with respect to the members of the Board of Directors of the Company is set forth under the caption "Election of Directors" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

  (b)
  Identification of Executive Officers

        Information with respect to the executive officers of the Company is set forth under the caption "Executive Officers of the Company" contained in Part I, Item I of this report, which information is incorporated herein by reference.

  (c)
  Section 16(a) Beneficial Ownership Compliance

        Information with respect to the Section 16(a) compliance of the directors and executive officers of the Company is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 11. Executive Compensation

        Information required under this item is set forth under the caption "Executive Compensation" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information required under this item is set forth under the caption "Stock Ownership" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        Information required under this item is set forth under the caption "Relationship with Affiliates" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1.    Financial Statements and Schedules

  List of Financial Statements and Schedules Referenced in this Item 14

        The following financial statement and reports of independent auditors are included herein:

  2.
  Financial Statement Schedules:

        Schedule II: Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

(b)
Reports on Form 8-K

    On October 30, 2001, we filed a Current Report on Form 8-K with respect to our financial results for the quarter ended September 29, 2001, additional information as to our results of operations for the seven fiscal quarters ended September 29, 2001, and provided guidance through 2003.

    On November 15, 2001, we filed a Current Report on Form 8-K with respect to the distribution on November 15, 2001 of 0.1461 of a share of our common stock as a dividend on each share of Thermo Electron's common stock outstanding as of November 7, 2001.

(c)
Exhibits

Exhibit Number	Description of Exhibit
3.2*	Amended and Restated Certificate of Incorporation of the Company.
3.3*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5*	Amended and Restated By-laws of the Company.
10.1*	Plan and Agreement of Distribution between Thermo Electron Corporation and the Company.
10.2*	Tax Matters Agreement between Thermo Electron Corporation and the Registrant.
10.3*	Transition Services Agreement between Thermo Electron Corporation and the Company.
10.4*	Rights Agreement between the Rights Agent and the Company.
10.5*	Indemnification Agreement between the Company and its directors and officers.

10.6*
Equity Incentive Plan of the Company (maximum number of shares issuable in the aggregate under this plan is 4,680,000 shares, after adjustment to reflect the one-for-1.5384615 reverse stock split effected in October 2001).
10.7*	Deferred Compensation Plan for Directors of the Company.
10.8*†	Employment Agreement dated as of April 2, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.9*†	Letter Agreement dated as of September 24, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.10*†	Executive Retention Agreement dated as of April 16, 2001 by and between the Company and Randy H. Thurman.
10.11*	Term Note dated as of April 19, 2001 issued by Randy H. Thurman to the Company.
10.12*†	Employment Agreement dated as of June 8, 2001 by and between the Company and Martin P. Galvan.
10.13*†	Executive Retention Agreement dated as of June 11, 2001 by and between the Company and Martin P. Galvan.
10.14*	Promissory Note issued by the Company to Thermo Electron Corporation.
10.15*	Lease for Millennium III of the Millennium Corporate Center dated October 3, 2001 by and between the Company and Washington Street Associates II, L.P.
10.16*†	Form of Executive Retention Agreement by and between the Company, entered into with the following executive officers: Gerald G. Brew, Stephen P. Connelly and William B. Ross.
10.17**†	Employment Agreement dated as of August 27, 2001 by and between the Company and Stephen P. Connelly.
21.1**	Subsidiaries of the Company.
23.1**	Independent Auditor's Report on Schedule.
23.2**	Consent of Independent Public Accountants.
99.1**	Letter of Arthur Andersen Representations.

*
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10, No. 001-16121.

**
Filed herewith.

†
Compensation related contract

SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other(a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 29, 2001	$6,913	$1,758	$202	$(1,354)	$(154)	$7,365
Year Ended December 30, 2000	$6,601	$2,427	$—	$(1,118)	$(997)	$6,913
Year Ended January 1, 2000	$3,448	$3,362	$263	$(1,139)	$667	$6,601
Description	Balance at Beginning of Year	Provision Charged to Expense	Activity Charged to Reserve	Other(c)	Balance at End of Year
Accrued Restructuring Costs(b)
Year Ended December 29, 2001	$1,110	$5,833	$(4,280)	$(28)	$2,635
Year Ended December 30, 2000	$159	$1,964	$(1,000)	$(13)	$1,110
Year Ended January 1, 2000	$777	$—	$(516)	$(102)	$159

(a)
Includes allowance of businesses acquired during the year as described in Note 2 to Consolidated Financial Statements included in our 2001 Annual Report to Stockholders and the effect of currency translation.

(b)
The nature of activity in this account is described in Note 10 to the Consolidated Financial Statements included in our 2001 Annual Report to Stockholders.

(c)
Represents the effect of currency translation.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2002	VIASYS HEALTHCARE INC.

	By:	/s/ RANDY H. THURMAN Randy H. Thurman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 26, 2002.

Signature		Title

By:	/s/ RANDY H. THURMAN Randy H. Thurman	Chairman of the Board, President and Chief Executive Officer
By:	/s/ MARTIN P. GALVAN Martin P. Galvan	Chief Financial Officer (Principal Financial and Accounting Officer)
By:	/s/ RONALD A. AHRENS Ronald A. Ahrens	Director
By:	/s/ DAVID W. GOLDE David W. Golde	Director
By:	/s/ KIRK E. GORMAN Kirk E. Gorman	Director
By:	/s/ MARY J. GUILFOILE Mary J. Guilfoile	Director
By:	/s/ ROBERT W. O'LEARY Robert W. O'Leary	Director
By:	/s/ THOMAS A. VANDERSLICE Thomas A. Vanderslice	Director

Report of Independent Auditors

         To the Stockholders of VIASYS Healthcare Inc.:

        We have audited the accompanying consolidated balance sheets of VIASYS Healthcare Inc. and subsidiaries as of December 29, 2001 and December 30, 2000 and the related consolidated statements of income, cash flows and comprehensive income and stockholders' investment for each of the three years in the period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIASYS Healthcare Inc. and subsidiaries as of December 29, 2001 and December 30, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principals generally accepted in the United States

Arthur Andersen LLP
Philadelphia, Pennsylvania February 6, 2002 (except with respect to the matter discussed in paragraph 3 of Note 8, as to which the date is March 15, 2002)

VIASYS HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

	2001	2000
	(In thousands except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$14,968	$12,611
Advance to affiliate	—	1,517
Accounts receivable, less allowances of $7,365 and $6,913	78,210	67,290
Inventories	74,986	69,991
Deferred tax asset (Note 5)	17,409	14,832
Prepaid expenses	4,543	4,514
Due from parent company and affiliated companies, net	—	493

	190,116	171,248

Property, Plant and Equipment, at Cost, Net	30,070	27,881

Other Assets	7,557	7,421

Goodwill, Net (Note 2)	177,532	183,801

	$405,275	$390,351

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Advance from affiliate (Note 2)	$—	$42,368
Notes payable (Note 7)	33,357	—
Accounts payable	20,656	18,360
Accrued payroll and employee benefits	13,527	13,317
Deferred revenue	8,426	8,144
Accrued installation and warranty costs	4,590	5,410
Accrued commissions	4,316	4,639
Other accrued expenses	15,725	10,781

	100,597	103,019

Deferred Income Taxes and Other Deferred Items (Note 5)	5,010	1,842

Commitments and Contingency (Notes 8 and 11)
Stockholders' Investment (Notes 2, 4 and 9):
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 26,037,362 and 26,000,000 shares issued	260	260
Capital in excess of par value	263,171	262,095
Retained earnings	39,259	24,579
Deferred compensation	(158)	—
Accumulated other comprehensive items	(2,864)	(1,444)

	299,668	285,490

	$405,275	$390,351

The accompanying notes are an integral part of these consolidated financial statements.

VIASYS HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	2001	2000	1999
	(In thousands except per share amounts)
Revenues (Notes 3 and 11)	$358,433	$345,428	$358,553

Costs and Operating Expenses:
Cost of revenues	187,428	179,644	185,465
Selling, general and administrative expenses (Note 11)	107,000	102,902	103,759
Research and development expenses	28,410	24,791	18,519
Restructuring and other unusual costs (Note 10)	5,833	1,964	—

	328,671	309,301	307,743

Operating Income	29,762	36,127	50,810
Interest Income	304	106	275
Interest Expense	(2,002)	(2,066)	(1,410)
Other Income (Expense), Net	(45)	(393)	437

Income Before Provision for Income Taxes and Minority Interest	28,019	33,774	50,112
Provision for Income Taxes (Note 5)	(11,757)	(14,690)	(20,686)
Minority Interest Expense (Note 2)	—	(191)	(576)

Net Income	$16,262	$18,893	$28,850

Earnings per Share (Note 6):
Basic	$.63	$.73	$1.11

Diluted	$.62	$.73	$1.11

Weighted Average Shares Outstanding (Notes 6 and 9):
Basic	26,002	26,000	26,000

Diluted	26,076	26,000	26,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASYS HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2001	2000	1999
	(In thousands)
Operating Activities:
Net income	$16,262	$18,893	$28,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,965	14,360	13,353
Provision for losses on accounts receivable	1,758	2,427	3,362
Minority interest expense	—	191	576
Change in deferred taxes	(283)	555	(1,312)
Other noncash items	(316)	147	167
Changes in current accounts, excluding the effects of acquisitions:
Accounts receivable	(13,525)	12,677	(20,394)
Inventories	(6,209)	(11,811)	2,643
Other current assets	(2,229)	(1,198)	(2,274)
Accounts payable	2,449	648	1,233
Other current liabilities	4,855	(10,408)	8,941
Other	891	1,224	2,023

Net cash provided by operating activities	18,618	27,705	37,168

Investing Activities:
Acquisition, net of cash acquired (Note 2)	—	—	(28,395)
Purchases of property, plant and equipment	(11,003)	(7,540)	(7,049)
Proceeds from sale of property, plant and equipment	1,955	417	1,029
Advances from (to) affiliate	1,517	(1,385)	(132)
Increase in other assets	—	(279)	(239)
Other	—	—	(50)

Net cash used in investing activities	(7,531)	(8,787)	(34,836)

Financing Activities:
Proceeds from issuance of short-term obligations to affiliated companies (Note 2)	—	—	40,171
Repayment of long-term obligations (Note 8)	—	—	(8,610)
Repayment of notes payable (Note 2)	—	—	(9,692)
Net proceeds from issuance of Company and subsidiary common stock	283	—	—
Capital contribution from parent company	581	—	—
Net transfer to parent company	(1,582)	(10,919)	(22,085)
Increase (decrease) in short-term borrowings	(7,722)	2,541	(976)
Other	127	—	—

Net cash used in financing activities	(8,313)	(8,378)	(1,192)

Exchange Rate Effect on Cash and Cash Equivalents	(417)	(941)	(526)

Increase in Cash and Cash Equivalents	2,357	9,599	614
Cash and Cash Equivalents at Beginning of Year	12,611	3,012	2,398

Cash and Cash Equivalents at End of Year	$14,968	$12,611	$3,012

Cash Paid For:
Interest	$2,365	$1,822	$1,355
Income taxes	$8,898	$15,931	$21,000
Noncash Activities (Note 2):
Fair value of assets of acquired company	$—	$—	$57,059
Cash paid for acquired company	—	—	(30,479)

Liabilities assumed of acquired company	$—	$—	$26,580

Transfer of acquired minority interest in subsidiaries from parent company	$—	$22,188	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIASYS HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
AND STOCKHOLDERS' INVESTMENT

	2001	2000	1999
	(In thousands except per share amounts)
Comprehensive Income:
Net Income	$16,262	$18,893	$28,850

Other Comprehensive Items:
Foreign currency translation adjustment	(1,420)	(103)	(605)

	$14,842	$18,790	$28,245

Stockholders' Investment:
Common Stock, $.01 Par Value:
Balance at beginning and end of year	$260	$260	$260

Capital in Excess of Par Value:
Balance at beginning of year	262,095	239,907	239,907
Transfer of acquired minority interest in subsidiaries from parent company (Note 2)	—	22,188	—
Capital contribution from parent company	581	—	—
Activity under employees' and directors' stock plans	464	—	—
Tax benefit related to employees' and directors' stock plans	31	—	—

Balance at end of year	263,171	262,095	239,907

Retained Earnings:
Balance at beginning of year	24,579	16,605	9,840
Net income	16,262	18,893	28,850
Net transfer to parent company	(1,582)	(10,919)	(22,085)

Balance at end of year	39,259	24,579	16,605

Deferred Compensation (Note 4):
Balance at beginning of year	—	—	—
Conversion of parent restricted stock to Company restricted stock	(212)	—	—
Amortization of deferred compensation	54	—	—

Balance at end of year	(158)	—	—

Accumulated Other Comprehensive Items:
Balance at beginning of year	(1,444)	(1,341)	(736)
Other comprehensive items, net	(1,420)	(103)	(605)

Balance at end of year	(2,864)	(1,444)	(1,341)

	$299,668	$285,490	$255,431

The accompanying notes are an integral part of these consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

        VIASYS Healthcare Inc. (the "Company") develops, manufactures and markets medical devices and products, including respiratory care equipment, neurodiagnostic systems, wireless patient monitoring systems, critical care disposable devices and other specialty products and materials.

Relationship with Thermo Electron Corporation

        The Company operated as a division of Thermo Electron Corporation ("Thermo Electron") until its incorporation as a Delaware corporation in August 1995 under the name Thermo Biomedical Inc., as a wholly-owned subsidiary of Thermo Electron. Subsequently, Thermo Electron contributed all of the assets or stock of its Nicolet Biomedical Inc. ("Nicolet Biomedical"), Bird Medical Technologies, Inc. ("Bird Medical Technologies"), SensorMedics Corporation ("SensorMedics"), Medical Data Electronics, Inc. ("Medical Data Electronics") and Bear Medical Systems Inc. ("Bear Medical Systems") subsidiaries to the Company. In September 2000, Thermo Electron contributed its MWW, Corpak LLC ("Corpak") and Tecomet Inc. ("Tecomet") subsidiaries and substantially all of the assets and liabilities of its Thermedics Polymer Products division to the Company. The transfers of these businesses from Thermo Electron were recorded at historical cost.

        On January 31, 2000, Thermo Electron announced that, as a part of a major reorganization plan, it planned to spin off its equity interest in the Company as a dividend to Thermo Electron Stockholders. Also in January 2001, Thermo Biomedical Inc. changed its name to VIASYS Healthcare Inc. In February 2001, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the spin off. On October 10, 2001, the Thermo Electron board of directors declared a dividend of all of its equity interest in the Company. The dividend was distributed on November 15, 2001 (the "Spinoff Date") to Thermo Electron Stockholders of record on November 7, 2001. The distribution was on the basis of 0.1461 share of Company common stock for each share of Thermo Electron common stock outstanding.

        The accompanying financial statements include the assets, liabilities, income and expenses of the businesses described above from the dates they were first included in Thermo Electron's consolidated financial statements. The accompanying financial statements do not include Thermo Electron's general corporate debt, which is used to finance operations of all of its respective business segments, or an allocation of Thermo Electron's interest expense for any period in which the Company was a subsidiary of Thermo Electron. The Company has had positive cash flows from operations for all periods presented.

Principles of Consolidation

        The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

        The Company has adopted a fiscal year ending the Saturday nearest December 31. References to 2001, 2000 and 1999 are for the fiscal years ended December 29, 2001, December 30, 2000 and January 1, 2000, respectively.

Revenue Recognition

        When complex installation is required, revenue is recognized upon completion of installation. In all other situations the Company recognizes revenue when title is transferred and there are no further customer obligations.

        During the fourth quarter of 2000, effective as of January 2, 2000, the Company adopted Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, revenues for products that require installation for which the installation is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon transfer of title with estimated installation costs accrued. As the Company's revenues were not materially affected by the adoption of SAB No. 101, the Company recorded no cumulative effect of the change in accounting principle for periods prior to 2000.

        The Company recognizes service contract revenues ratably over the term of the contract.

        The Company provides a reserve for its estimate of installation and warranty costs at the time of shipment and records the charge to cost of revenue. The amount recorded is the Company's estimate of the amounts necessary to settle existing and future claims as of the balance sheet date.

Allowance for Doubtful Accounts

        The Company also provides an allowance for doubtful accounts for customer returns and estimated losses resulting from the inability of our customers to make required payments. Any current year charges are recorded in selling, general and administrative expense.

Software Development Costs

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established and thereafter, amounts are capitalized. Capitalized computer software development costs totaled $1,027,000 at December 29, 2001. Amortization of capitalized computer software development costs totaled $610,000 in 2001. No amortization was recorded in 2000 or 1999.

Stock-Based Compensation Plans

        The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock-based compensation plans (Note 4). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. During 2000, Financial Accounting Standards Board Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25," was released. The Company's financial statements were not materially affected by FIN No. 44.

Income Taxes

        Through the Spinoff Date, the Company and Thermo Electron had a tax allocation agreement under which the Company was included in Thermo Electron's consolidated federal and certain state income tax returns. The agreement provided that in years in which the Company had taxable income, it would pay to Thermo Electron amounts comparable to the taxes the Company would have paid if it had filed separate tax returns. Subsequent to the Spinoff Date, the Company files its own tax returns.

        In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

Cash and Cash Equivalents

        Through the Spinoff Date, the Company's cash receipts and disbursements were combined with other Thermo Electron corporate cash transactions. The Company's cash and cash equivalents include investments in interest-bearing accounts of the Company's foreign subsidiaries, which have an original maturity of three months or less. Cash equivalents are carried at cost, which approximates market value. Cash transfers between the Company and Thermo Electron appear in the accompanying statements of cash flows and of comprehensive income and Stockholder's investment as "Net transfer to parent company."

        The following table presents the cash flows between the Company and Thermo Electron through the Spinoff Date:

	Retained Earnings	Average Balance
	(In thousands)
Balance at January 2, 1999	$9,840	$
Net income	28,850
Corporate service fee payment	(2,868)
Tax allocation payment to parent company	(21,000)
Other cash transfers from parent company	1,783

Balance at January 1, 2000	16,605		13,223
Net income	18,893
Corporate service fee payment	(2,763)
Tax allocation payment to parent company	(15,931)
Other cash transfers from parent company	7,775

Balance at December 30, 2000	24,579		20,592
Net income through November 15, 2001	13,026
Corporate service fee payment through November 15, 2001	(2,057)
Tax allocation payment to parent company through November 15, 2001	(8,898)
Other cash transfers from parent company through November 15, 2001	9,373

Balance at November 15, 2001	$36,023		$30,301

Advance to/from Affiliate

        Through the Spinoff Date certain of the Company's European-based subsidiaries participated in a cash management arrangement with a wholly-owned subsidiary of Thermo Electron. Under this arrangement, amounts advanced to/from the wholly-owned subsidiary of Thermo Electron by the Company's European-based subsidiaries would bear interest based on Euro market rates. At December 30, 2000, there was $4,193,000 outstanding under this agreement. The Company also had access to a $1,770,000 line of credit from such wholly-owned subsidiary of Thermo Electron. Under the line of credit, which was available through Spinoff Date, the Company could borrow on a demand basis amounts bearing interest based on Euro market rates. No borrowings were outstanding under this arrangement at the Spinoff Date or at December 30, 2000. In addition, as described more fully in Note 2, the Company had acquisition funding outstanding at December 30, 2000 in the amount of $36,658,000.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out or weighted-average basis) or net realizable value and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	2001	2000
	(In thousands)
Raw Materials	$39,173	$36,518
Work in Progress	9,550	11,695
Finished Goods	26,263	21,778

	$74,986	$69,991

        The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records as a charge to cost of revenues of the amount required to reduce the carrying value of the inventories to estimated net realizable value.

Property, Plant and Equipment

        The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings, 20 to 30 years; machinery and equipment, 2 to 12 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Depreciation was $7,765,000, $7,591,000 and $7,715,000 for 2001, 2000 and 1999, respectively.

        Property, plant and equipment consists of the following:

	2001	2000
	(In thousands)
Land	$2,218	$2,218
Buildings	8,125	8,125
Machinery and Equipment	68,839	62,389
Leasehold Improvements	9,532	8,592

	88,714	81,324
Less: Accumulated Depreciation and Amortization	58,644	53,443

	$30,070	$27,881

Other Assets

        Other assets in the accompanying balance sheets include the cost of acquired patents and trademarks. These assets are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 17 years. These assets were $5,188,000 and $6,614,000, net of accumulated amortization of $10,397,000 and $9,015,000, at year-end 2001 and 2000, respectively.

Goodwill

        Goodwill was amortized using the straight-line method over 40 years through year-end 2001. Accumulated amortization was $30,523,000 and $25,322,000 at year-end 2001 and 2000, respectively. The Company assesses the future useful life of this and other non-current assets whenever events or changes in circumstances indicate that the current useful life has diminished. Such events or circumstances generally include the occurrence of operating losses or a significant decline in earnings associated with the acquired business or asset. The Company considers the future undiscounted cash flows of the related assets in assessing the recoverability of these assets. The Company assesses cash flows before interest charges and when impairment is indicated, writes the asset down to fair value. If quoted market values are not available, the Company estimates fair value by calculating the present value of estimated future cash flows. If impairment has occurred, any excess of carrying value over fair value is recorded as a loss.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." The Company will adopt the requirements of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to stop amortizing goodwill and other intangible assets deemed to have an indefinite life. SFAS No. 142 also requires companies to annually test goodwill for impairment and to perform an initial test in the year of adoption. The Company has completed this test and determined that there is no impairment of goodwill. Amortization of goodwill was $5,201,000, $4,963,000 and $4,710,000 in 2001, 2000 and 1999 was, respectively.

Foreign Currency

        All assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year, in accordance with SFAS No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected as a separate component of Stockholder's investment titled "Accumulated other comprehensive items." Foreign currency transaction gains and losses are included in the accompanying consolidated statements of income and are not material for each of the three years presented.

Comprehensive Income

        Comprehensive income combines net income and "other comprehensive items, net" which represents foreign currency translation adjustments, reported as a component of Stockholder's investment in the accompanying balance sheet. At year-end 2001 and 2000, the balance of other comprehensive items represents the Company's cumulative translation adjustment.

Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, advance to affiliate, accounts receivable, due from parent company and affiliated companies, advance from affiliate, notes payable and current maturities of long-term obligations and accounts payable. Their respective carrying amounts in the accompanying balance sheet approximate fair value due to their short-term nature.

        During 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that are not hedges must be recorded through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS No. 133 in the first quarter of 2001 did not materially affect the Company's financial statements.

Recent Accounting Pronouncement

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." The Company will adopt SFAS No. 144 effective December 30, 2001, and does not expect a material effect from adoption.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Classification

        Certain prior year amounts have been reclassified to conform to current year presentation.

2. Acquisition

        In July 1999, Thermedics Inc. ("Thermedics"), then a majority-owned subsidiary of Thermo Electron, through its wholly-owned subsidiary, MWW, acquired Erich Jaeger, GmbH ("Erich Jaeger"), a medical products company based in Germany, for $30,479,000 in cash, including the repayment of certain of Erich Jaeger's indebtedness and the assumption of $13,401,000 of Erich Jaeger's indebtedness. Erich Jaeger develops and manufactures equipment for lung-function, cardio-respiratory and sleep-disorder diagnosis and monitoring. MWW financed this acquisition with $30,479,000 of short-term borrowings from a wholly-owned subsidiary of Thermo Electron, which were due on demand and bore interest at prevailing German market rates, set at the beginning of each month. The interest rate at January 1, 2000, was 3.95%. MWW was subsequently contributed by Thermo Electron to the Company. Of the indebtedness assumed, the Company refinanced $9,692,000 with additional borrowings from the wholly-owned subsidiary of Thermo Electron and repaid the balance in May 2000. This balance totaled $3,290,000 as of January 1, 2000, and bore interest at 5.96%. Of the total borrowings from Thermo Electron of $40,171,000 for the acquisition of Erich Jaeger and payment of its indebtedness, $36,658,000 is included in advance from affiliate in the accompanying 2000 Consolidated Balance Sheet. Indebtedness of the Company to Thermo Electron outstanding as of the Spinoff Date was converted to an unsecured promissory note that will mature in November 2002 (Note 7).

        On June 30, 2000, Thermo Electron completed a transaction through which it acquired shares representing the minority interest in Thermedics. Goodwill of $12,775,000 arose in this transaction related to Thermedics' minority Stockholders' ownership of MWW, Corpak and Thermedics Polymer Products. This amount became part of the historical cost of these businesses as of June 30, 2000. As part of this transaction, the Company's minority interest liability related to these subsidiaries of $9,413,000 was discharged. Subsequent to this date, there are no minority interests in any of the Company's subsidiaries.

        The acquisition of Erich Jaeger has been accounted for using the purchase method of accounting and Erich Jaeger's results of operations have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of Erich Jaeger exceeded the estimated fair value of the acquired net assets by $28,169,000, which was amortized over 40 years through year-end 2001. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired.

        In connection with the acquisition of Erich Jaeger, the Company has undertaken certain restructuring activities. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement ("EITF") 95-3 "Recognition of Liabilities in Connection with Purchase Business Combination," primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of the acquisitions, the Company established reserves as detailed below, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalized its restructuring plans no later than one year from the respective dates of the acquisitions. Accrued acquisition expenses are included in other accrued expenses in the accompanying balance sheet.

        A summary of the changes in accrued acquisition expenses for Erich Jaeger is as follows:

	Severance	Abandonment of Excess Facilities	Other	Total
	(In thousands)
Reserves established	$2,335	$680	$431	$3,446
Currency translation	(146)	(42)	(27)	(215)

Balance at January 1, 2000	2,189	638	404	3,231
Reserves established	237	—	379	616
Payments	(1,767)	(43)	(692)	(2,502)
(Decrease)/increase recorded as an adjustment to goodwill	9	(480)	(128)	(599)
Currency translation	(167)	(47)	94	(120)

Balance at December 30, 2000	501	68	57	626
Payments	(276)	—	—	(276)
Currency translation	(28)	(4)	(3)	(35)

Balance at December 29, 2001	$197	$64	$54	$315

        The Company restructured the business of Erich Jaeger to reduce costs and promote operational efficiencies. The restructuring actions eliminated redundant functions and excess capacity in geographical regions where the Company has operations in addition to those of Erich Jaeger. Actions completed in the first half of 2000 included consolidation of Erich Jaeger's U.S. sales and service function with other Respiratory Care segment operations in the U.S. and the closure of Erich Jaeger's Ohio sales and service office. In addition, Erich Jaeger's assembly and sales and service facility in the Netherlands was closed and consolidated with existing Respiratory Care segment facilities in the Netherlands and Germany. The principal accrued acquisition expenses for Erich Jaeger consisted of severance for 36 employees across all functions and the abandonment of operating facilities in the United States and the Netherlands with original lease terms through 2003. The amounts captioned as other primarily represent employee relocation costs. The Company negotiated a favorable settlement of lease commitments during 2000 and completed certain employee relocations at less than the amount originally estimated. As a result, $599,000 of accrued acquisition expenses were reversed to goodwill in 2000. Severance and other costs will primarily be paid through 2002. No unresolved matters remained at December 30, 2000, related to the restructuring plans for Erich Jaeger.

3. Business Segment Information, Geographic Information and Concentrations of Risk

Business Segment Information

        The Company's businesses operate in three segments: Respiratory Care, Neurocare and Medical and Surgical Products. The Respiratory Care segment develops, manufactures and markets a variety of medical devices for the diagnosis and treatment of respiratory-related disorders. The Neurocare segment principally develops, manufactures and markets a comprehensive line of neurodiagnostic, vascular and audiology systems. The Medical and Surgical Products segment develops, manufactures and markets critical care disposable devices, a line of wireless patient monitoring systems, specialty products and materials for sale to original equipment manufacturers. In classifying operations into a particular segment the Company aggregates businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

	2001	2000	1999
	(In thousands)
Revenues:
Respiratory Care	$184,357	$172,553	$184,371
Neurocare	86,161	90,902	91,624
Medical and Surgical Products	87,915	81,973	82,558

	$358,433	$345,428	$358,553

Income Before Provision for Income Taxes and Minority Interest:
Respiratory Care(a)	$19,828	$17,642	$30,480
Neurocare(b)	1,698	7,362	11,005
Medical and Surgical Products(c)	13,790	11,883	10,133
Corporate(d)	(5,554)	(760)	(808)

Operating Income	29,762	36,127	50,810
Interest and Other Expense, Net	(1,743)	(2,353)	(698)

	$28,019	$33,774	$50,112

Total Assets:
Respiratory Care	$201,212	$196,074	$193,670
Neurocare	103,918	104,308	101,587
Medical and Surgical Products	83,990	84,538	80,649
Corporate(e)	16,155	5,431	4,203

	$405,275	$390,351	$380,109

Depreciation and Amortization:
Respiratory Care	$7,790	$7,044	$5,979
Neurocare	3,369	3,652	3,338
Medical and Surgical Products	3,773	3,664	4,036
Corporate	33	—	—

	$14,965	$14,360	$13,353

Capital Expenditures:
Respiratory Care	$5,371	$3,201	$2,988
Neurocare	1,057	2,091	1,568
Medical and Surgical Products	4,031	2,248	2,493
Corporate	544	—	—

	$11,003	$7,540	$7,049

(a)
Includes restructuring and other unusual costs of $2,730,000 and $492,000 in 2001 and 2000, respectively.

(b)
Includes restructuring and other unusual costs of $2,061,000 and $413,000 in 2001 and 2000, respectively.

(c)
Includes restructuring and other unusual costs of $755,000 and $1,007,000 in 2001 and 2000, respectively.

(d)
Primarily general and administrative expenses. Includes restructuring and other unusual costs of $287,000 and $52,000 in 2001 and 2000, respectively.

(e)
Primarily cash and cash equivalents and deferred tax asset.

Geographic Information

        Export revenues accounted for 24%, 23% and 24% of the Company's total revenues in 2001, 2000 and 1999, respectively. Revenues from countries outside the United States, based on selling location, accounted for 15%, 12% and 10% of the Company's total revenues in 2001, 2000 and 1999, respectively. Long-lived assets in countries outside the United States accounted for 10%, 10% and 11% of the Company's long-lived assets at year-end 2001, 2000 and 1999, respectively, and principally consisted of property, plant and equipment. There was no country outside of the United States in which revenues or long-lived assets exceeded 10% of the Company's total in 2001, 2000 or 1999.

Concentrations of Risk

        The Company primarily sells its products to customers in the healthcare industry. The Company does not normally require collateral or other security to support its accounts receivable. Management does not believe that this concentration of credit risk has, or will have, a significant negative impact on the Company.

4. Employee Benefit Plans

Employee Stock Purchase Program

        Substantially all of the Company's full-time employees were eligible to participate in an employee stock purchase program sponsored by Thermo Electron through October 31, 2001, when the Company's participation ceased. Under this program, shares of Thermo Electron's common stock could be purchased at 85% of the lower of the fair market value at the beginning or end of the plan year and the shares purchased were subject to a one-year resale restriction. Shares were purchased through payroll deductions of up to 10% of each participating employee's gross wages.

        In October 2001, the Company adopted an employee stock purchase plan in which substantially all of the Company's full-time U.S. employees will be eligible to participate in beginning in the second quarter of 2002. Under this program, shares of the Company's common stock may be purchased at 85% of the lower of the fair market value at the beginning or end of the purchase period and the shares purchased are subject to a one-year resale restriction. Shares are purchased through payroll deductions of up to 10% of each participating employee's gross wages.

Stock Option Activity

        Certain of the Company's employees participated in the stock option plans of Thermo Electron through the Spinoff Date. After the Spinoff Date, outstanding options of Thermo Electron common stock held by the Company's employees were exchanged for options of the Company's common stock. The intrinsic value of the options exchanged was maintained in accordance with the methodology set forth in FIN No. 44.

        In September 2001, the Company adopted an equity incentive plan. This plan permits the grant of a variety of stock and stock-based awards as determined by the Company's board of directors, including restricted stock, stock options, stock bonus shares, or performance-based shares. The Company's officers, employees, directors, consultants and advisors are eligible to receive awards under the plan. However, incentive stock options may only be granted to the Company's employees. Incentive stock options will have an exercise price of 100% or more of the fair market value of the Company's common stock on the grant date. Nonstatutory stock options may have an exercise price as low as 85% of the fair market value of the Company's common stock on the grant date.

        A summary of the Company's stock option activity is as follows:

	2001
	Number of Shares	Weighted Average Exercise Price
	(Shares in thousands)
Options Outstanding, Beginning of Year	—	$—
Exchange of Thermo Electron options for Company options	520	13.80
Granted	3,365	14.30
Exercised	(19)	13.16
Forfeited	(3)	12.70

Options Outstanding, End of Year	3,863	$13.46

Options Exercisable	495	$13.79

Options Available for Grant	798

        A summary of the status of the Company's stock options held by the Company's employees at December 29, 2001, is as follows:

Range of Exercise Prices	Number of Shares	Options Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(In thousands)
$4.70 - $12.95	372	3.0 years	$11.24
12.96 - 21.20	3,438	6.6 years	14.34
21.21 - 29.46	51	4.9 years	26.05
29.47 - 99.98	2	6.1 years	99.98

$4.70 - $99.98	3,863	6.2 years	$13.46

Pro Forma Stock-based Compensation Expense

        As permitted by SFAS No. 123, "Accounting for Stock-based Compensation," the Company has elected to continue to apply APB No. 25 to account for stock-based compensation plans.

        Had compensation cost for awards granted after 1994 under stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been:

	2001	2000	1999
	(In thousands except per share amounts)
Net Income:
As reported	$16,262	$18,893	$28,850
Pro forma	14,290	18,480	27,109
Basic Earnings per Share:
As reported	.63	.73	1.11
Pro forma	.55	.71	1.04
Diluted Earnings per Share:
As reported	.62	.73	1.11
Pro forma	.55	.71	1.04

        Because the method prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation expense may not be representative of the amount to be expected in future years. Compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

        The weighted average fair value per share of Company options granted was $5.30 in 2001. No options were granted in 2000. The weighted average fair value per share of Thermo Electron options granted was $4.39 in 1999. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	1999
Volatility	34%	31%
Risk-free Interest Rate	4.1%	5.2%
Expected Life of Options	5.0 years	3.5 years
Dividends	—	—

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Certain of the Company's key employees were awarded 32,000 shares of Thermo Electron restricted common stock. The shares had an aggregate value of $1,075,000 at the date of award and generally vest over 3 years. Following the Spinoff Date, these restricted shares were converted into 18,960 restricted shares of Company common stock with the same terms. The Company is recognizing the cost of these awards over the vesting period.

401(k) Savings Plans

        Effective on the Spinoff Date, substantially all of the Company's employees are eligible to participate in the VIASYS Retirement Savings Plan. Prior to this date substantially all employees were eligible to participate in the Thermo Electron 401(k) savings plan or a savings plan sponsored by a subsidiary. Contributions to the plans are made by both the employee and the Company. Company contributions are based upon the level of employee contributions. For these plans, the Company contributed and charged to expense $2,079,000, $1,659,000 and $1,607,000 in 2001, 2000 and 1999, respectively.

5. Income Taxes

        The components of income before provision for income taxes and minority interest are as follows:

	2001	2000	1999
	(In thousands)
Domestic	$25,041	$30,786	$46,408
Foreign	2,978	2,988	3,704

	$28,019	$33,774	$50,112

        The components of the provision for income taxes are as follows:

	2001	2000	1999
	(In thousands)
Current:
Federal	$8,810	$11,057	$16,799
State	1,378	2,184	3,306
Foreign	1,852	894	1,893

	12,040	14,135	21,998

Deferred:
Federal	(146)	192	(1,195)
State	(92)	(9)	(181)
Foreign	(45)	372	64

	(283)	555	(1,312)

	$11,757	$14,690	$20,686

        The provision for income taxes in the accompanying statement of income differs from the provision calculated by applying the statutory federal income tax rate of 35% to income before provision for income taxes due to the following:

	2001	2000	1999
	(In thousands)
Federal Statutory Rate	$9,807	$11,821	$17,539
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	836	1,414	2,031
Amortization of goodwill	1,127	1,041	1,148
Foreign sales corporation benefit	(974)	(511)	(1,107)
Foreign tax rate differential and foreign losses not benefited	775	665	555
Nondeductible expenses	310	261	511
Other	(124)	(1)	9

	$11,757	$14,690	$20,686

        Deferred tax assets and liabilities in the accompanying consolidated balance sheet consist of the following:

	2001	2000
	(In thousands)
Deferred Tax Assets (Liabilities):
Reserves and accruals	$6,826	$6,356
Inventory basis difference	5,303	5,470
Net operating loss and credit carryforwards	2,978	3,241
Accrued compensation	1,845	1,852
Depreciation and amortization	(2,039)	(1,347)
Other, net	755	1,154

	15,668	16,726
Less: Valuation allowance	(2,978)	(3,241)

	$12,690	$13,485

        The valuation allowance relates to uncertainty surrounding the realization of U.S. and foreign tax loss and credit carryforwards. At year-end 2001, the Company had U.S. and foreign net operating loss carryforwards of $8,611,000, which expire at various times over the next 20 years. A provision has not been made for U.S. or additional foreign taxes on $3,612,000 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company plans to keep these amounts permanently invested overseas.

6. Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

	2001	2000	1999
	(In thousands except per share amounts)
Basic:
Net Income	$16,262	$18,893	$28,850

Weighted Average Shares Outstanding	26,002	26,000	26,000

Basic Earnings per Share	$.63	$.73	$1.11

Diluted:
Net Income	$16,262	$18,893	$28,850

Weighted Average Shares Outstanding	26,002	26,000	26,000
Effect of Stock Options Outstanding	74	—	—

Weighted Average Shares, as Adjusted	26,076	26,000	26,000

Diluted Earnings per Share	$.62	$.73	$1.11

7. Short-term Obligations

        Notes payable in the accompanying 2001 consolidated balance sheet includes $33,300,000 of outstanding indebtedness to Thermo Electron. This indebtedness is represented by an unsecured promissory note that bears interest at the prime rate plus 0.5%, (5.25% at December 29, 2001) is payable quarterly and matures in November 2002. In the event that prior to the maturity of the note the Company receives cash proceeds from a debt financing, the Company must prepay the principal up to the net amount of such proceeds.

8. Commitments and Contingency

Commitments

        In addition to the related-party operating leases described in Note 11, the Company leases portions of its office and operating facilities under various operating lease arrangements. The accompanying consolidated statements of income include expense from these leases of $3,813,000, $5,184,000 and $4,591,000 in 2001, 2000 and 1999, respectively. Future minimum payments due under these noncancelable operating leases at December 29, 2001, are $8,489,000 in 2002; $7,294,000 in 2003; $6,560,000 in 2004; $2,532,000 in 2005; $1,632,000 in 2006; and $1,693,000 in 2007 and thereafter. Total future minimum lease payments are $28,200,000.

        The Company has entered into employment arrangements that commenced in the second quarter of 2001 with three principal officers. These agreements expire in the second half of 2004 and call for aggregate minimum cash compensation of $1,048,000 annually. In addition, under one of the agreements, the Company advanced its chief executive officer $500,000, which will be forgiven ratably over the four years following execution of the employment agreement, assuming continued employment or in certain other circumstances.

8. Commitments and Contingency (Continued)

Contingency

        In July 1999, the Company commenced a lawsuit against a former employee and a related corporation for patent infringement and other actions. The defendants in this case counter sued, claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement, which settles all outstanding lawsuits between the companies and related parties. Under the agreement both companies will have access to certain technologies and rights used in the companies' ventilators and the Company will be paid $4,000,000 in licensing fees over the next three years.

        The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company's financial position or results of operations.

9. Capital Stock

        In August 2001, the Company's Board of Directors and sole stockholder approved an amendment to the Company's Certificate of Incorporation to, among other things, authorize 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's Board of Directors without future Stockholder approval. The amendment also increased the number of authorized shares of common stock, $.01 par value per share, for issuance from 3,000 shares to 100,000,000 shares.

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

        At December 29, 2001, the Company had reserved 4,680,000 unissued shares of its common stock for possible issuance under stock-based compensation plans.

        The Company has distributed rights under a Stockholder rights plan adopted by the Company's Board of Directors to holders of outstanding shares of the Company's common stock. Each right entitles the holder to purchase one ten-thousandth of a share (a Unit) of Series B Junior Participating Preferred Stock, $100 par value, at a purchase price of $75 per Unit, subject to adjustment. The rights will not be exercisable until the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (the Stock Acquisition Date), or (ii) 10 business days following the commencement of a tender offer or exchange offer for 15% or more of the outstanding shares of common stock.

        In the event that a person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock approved by at least a majority of the members of the Board of Directors, each holder of a right (except for the Acquiring Person) will thereafter have the right to receive, upon exercise, that number of shares of common stock that equals the exercise price of the right divided by one-half of the current market price of the common stock. In the event that, at any time after any person has become an Acquiring Person, (i) the Company is acquired in a merger or other business combination transaction in which the

Company is not the surviving corporation or its common stock is changed or exchanged (other than a merger that follows an offer approved by the Board of Directors), or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a right (except for the Acquiring Person) shall thereafter have the right to receive, upon exercise, the number of shares of common stock of the acquiring company that equals the exercise price of the right divided by one half of the current market price of such common stock.

        At any time until 10 days following the Stock Acquisition Date, the Company may redeem the rights in whole, but not in part, at a price of $.001 per right (payable in cash or stock). The rights expire on November 12, 2011, unless earlier redeemed or exchanged.

10. Restructuring and Other Unusual Costs

2000 Plan

        The Company recorded restructuring and other unusual costs of $1,964,000 during 2000, including $1,351,000 of employee retention costs in connection with Thermo Electron's plan to spin off the Company. The retention arrangements were awarded to 23 key employees to help ensure their availability through at least the date of the distribution of the Company's common shares. The awards totaled approximately $3,000,000, which was accrued ratably through the Spinoff Date, in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The awards were generally paid upon completion of the distribution.

        In addition, in 2000, the Company recorded cash costs of $613,000 at the Respiratory Care segment. The costs consisted of $346,000 of severance for 54 manufacturing and sales employees, $222,000 of lease cancellation costs for a facility in Texas that was closed and $45,000 of relocation costs that were incurred in 2000. These charges were incurred to reduce costs in response to a downturn in sales. The operations of the Texas facility that was closed were consolidated with existing operations in Illinois.

        During 2001, the Company recorded an additional $1,868,000 of restructuring and unusual costs associated with the 2000 plan, all of which were cash costs, including $1,601,000 for employee retention, described above. The remaining costs incurred in 2001 for the plan initiated in 2000, included $252,000 for severance for 13 employees, mostly in sales and service positions, all of whom were terminated in 2001 and $15,000 of other costs.

2001 Plan

        The Company approved and commenced a plan during the third quarter of 2001 to restructure operations in an effort to reduce costs and streamline operations. The actions include headcount reductions and consolidation of facilities. During 2001, the Company recorded restructuring and other unusual costs of $3,965,000 associated with this plan. Restructuring and unusual costs consists of cash costs, including $3,697,000 of severance for 154 employees across all functions, $97,000 for abandoned facilities and $171,000 of other costs. Of the employees to be terminated, 123 had been severed as of December 29, 2001. The actions include closure of the Neurocare segment's operating facility in New Hampshire and consolidation with existing operations in Wisconsin. In addition, this segment will vacate a sales and service office in France and has appointed a third party distributor. The Respiratory Care segment has closed five sales and service operations in Germany and Austria and has consolidated operations in an existing facility in Germany. The Company expects the restructuring actions to be substantially completed by the second quarter of 2002. The Company expects to record $990,000 of charges in 2002 for costs associated with the 2001 plan that will be recorded in the periods they are incurred.

        Subsequent to year-end, management has committed to an additional plan to restructure operations in the Neurocare segment in an effort to reduce costs and streamline operations. Estimated costs for this plan are $1,300,000 including severance and facility closure costs. This plan includes the closure of the Neurocare segment's operating facility in Colorado and its consolidation with existing operations in Wisconsin. The associated costs will be recognized and the cash outlays will occur over the remainder of 2002. In addition, management is considering further opportunities within its European operations to reduce costs and streamline operations by consolidating facilities and eliminating duplicate functions.

        The following table summarizes accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet.

	Severance	Employee Retention	Abandoned Facilities	Other	Total
	(In thousands)
2000 Restructuring Plan
Costs accrued in 2000(a)	$346	$1,351	$222	$45	$1,964
2000 Payments	(346)	(241)	(222)	(45)	(854)

Balance at December 30, 2000	—	1,110	—	—	1,110
Costs accrued in 2001(b)	252	1,601	—	15	1,868
2001 Payments	(255)	(2,391)	—	(15)	(2,661)
Currency translation	3	—	—	—	3

Balance at December 29, 2001	$—	$320	$—	$—	$320

2001 Restructuring Plan
Costs accrued in 2001(c)	$3,697	$—	$97	$171	$3,965
2001 Payments	(1,462)	—	(51)	(106)	(1,619)
Currency translation	(31)	—	—	—	(31)

Balance at December 29, 2001	$2,204	$—	$46	$65	$2,315

(a)
Reflects costs of $492,000, $413,000, $1,007,000 and $52,000 in the Respiratory Care, Neurocare and Medical and Surgical Products segments and the corporate office, respectively.

(b)
Reflects costs of $216,000, $712,000, $653,000 and $287,000 in the Respiratory Care, Neurocare and Medical and Surgical Products segments and the corporate office, respectively.

(c)
Reflects costs of $2,514,000, $1,349,000 and $102,000 in the Respiratory Care, Neurocare and Medical and Surgical Products segments, respectively.

11. Related-party Transactions

Corporate Services Arrangement

        The Company and Thermo Electron were parties to a corporate services arrangement under which Thermo Electron's corporate staff provided certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services, for which the Company paid Thermo Electron annually an amount equal to 0.8% of the Company's consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% through the Spinoff Date. For these services the Company was charged $2,057,000, $2,763,000 and $2,868,000 in 2001, 2000 and 1999, respectively. Management believes that the service fees charged by Thermo Electron were reasonable and that such fees were representative of the expenses the Company would have incurred on a stand-alone basis. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charged the Company based upon costs attributable to the Company. The corporate services agreement was terminated as of the Spinoff Date and was replaced by a transition services agreement, discussed below.

Transition Services Agreement

        In connection with the spin off, the Company and Thermo Electron entered into a transition services agreement. The agreement provides that Thermo Electron will continue to provide the Company with certain administrative services until June 29, 2002. The Company will pay a fee under this agreement equal to 0.6%, 0.4% and 0.1% of the Company's consolidated revenues for the period from November 16, 2001 through December 29, 2001 and for quarters ending March 30, 2002 and June 29, 2002, respectively, plus out-of-pocket and third party expenses. The Company was charged $271,000 in 2001 for the services provided under this agreement.

Operating Lease

        The Company leases office space from an affiliate which is controlled by Thermo Electron under an operating lease arrangement that expires in 2004. The accompanying statement of income includes expense from this lease of $731,000, $768,000 and $772,000 in 2001, 2000 and 1999, respectively. Future minimum payments due under this noncancelable operating lease at December 29, 2001, are $751,000 in 2002; $749,000 in 2003; and $756,000 in 2004. Total future minimum lease payments are $2,256,000.

Other Related-party Transactions

        The Company provided metal fabrication services to Thermo Cardiosystems Inc., a majority-owned subsidiary of Thermo Electron through February 2001, when Thermo Cardiosystems was sold. The Company was paid $443,000, $3,283,000 and $3,622,000 in 2001, 2000 and 1999, respectively, for these services.

        The Company sold products resulting in revenues of $49,000, $810,000 and $1,446,000 during 2001, 2000 and 1999, respectively, to affiliates controlled by Thermo Electron.

12. Unaudited Quarterly Information

2001	First(a)	Second(b)	Third(c)	Fourth(d)
	(In thousands except per share amounts)
Revenues	$88,458	$88,832	$87,936	$93,207
Gross Profit	40,827	42,351	42,269	45,558
Net Income	3,871	4,369	4,538	3,484
Earnings per Share:
Basic	.15	.17	.17	.13
Diluted	.15	.17	.17	.13
2000	First(e)	Second(f)	Third(g)	Fourth(h)
	(In thousands except per share amounts)
Revenues	$90,958	$85,524	$83,185	$85,761
Gross Profit	44,418	41,717	39,305	40,344
Net Income	7,413	5,573	3,746	2,161
Earnings per Share:
Basic	.29	.21	.14	.08
Diluted	.29	.21	.14	.08

Amounts reflect aggregate restructuring and unusual costs, as follows:

  (a)
  $341,000.

  (b)
  $783,000.

  (c)
  $716,000.

  (d)
  $3,993,000.

  (e)
  $675,000.

  (f)
  $341,000.

  (g)
  $566,000.

  (h)
  $382,000.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.2*	Amended and Restated Certificate of Incorporation of the Company.
3.3*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5*	Amended and Restated By-laws of the Company.
10.1*	Plan and Agreement of Distribution between Thermo Electron Corporation and the Company.
10.2*	Tax Matters Agreement between Thermo Electron Corporation and the Registrant.
10.3*	Transition Services Agreement between Thermo Electron Corporation and the Company.
10.4*	Rights Agreement between the Rights Agent and the Company.
10.5*	Indemnification Agreement between the Company and its directors and officers.
10.6*
Equity Incentive Plan of the Company (maximum number of shares issuable in the aggregate under this plan is 4,680,000 shares, after adjustment to reflect the one-for-1.5384615 reverse stock split effected in October 2001).
10.7*	Deferred Compensation Plan for Directors of the Company.
10.8*†	Employment Agreement dated as of April 2, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.9*†	Letter Agreement dated as of September 24, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.10*†	Executive Retention Agreement dated as of April 16, 2001 by and between the Company and Randy H. Thurman.
10.11*	Term Note dated as of April 19, 2001 issued by Randy H. Thurman to the Company.
10.12*†	Employment Agreement dated as of June 8, 2001 by and between the Company and Martin P. Galvan.
10.13*†	Executive Retention Agreement dated as of June 11, 2001 by and between the Company and Martin P. Galvan.
10.14*	Promissory Note issued by the Company to Thermo Electron Corporation.
10.15*	Lease for Millennium III of the Millennium Corporate Center dated October 3, 2001 by and between the Company and Washington Street Associates II, L.P.
10.16*†	Form of Executive Retention Agreement by and between the Company, entered into with the following executive officers: Gerald G. Brew, Stephen P. Connelly and William B. Ross.
10.17**†	Employment Agreement dated as of August 27, 2001 by and between the Company and Stephen P. Connelly.
21.1**	Subsidiaries of the Company.
23.1**	Independent Auditor's Report on Schedule.
23.2**	Consent of Independent Public Accountants.
99.1**	Letter of Arthur Andersen Representations.

*
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10, No. 001-16121.

**
Filed herewith.

†
Compensation related contract

QuickLinks

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SCHEDULE II
Report of Independent Auditors
VIASYS HEALTHCARE INC. CONSOLIDATED BALANCE SHEETS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF INCOME
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND STOCKHOLDERS' INVESTMENT
VIASYS HEALTHCARE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX