Form 10-Q
period 2002-03-30
VIASYS HEALTHCARE INC
filed 2002-05-10
CIK 1123361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES
AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 30, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-16121

VIASYS HEALTHCARE INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3505871 (I.R.S. Employer Identification No.)
227 Washington Street Conshohocken, Pennsylvania (Address of principal executive offices)	19428 (Zip Code)

Registrant's telephone number, including area code: (610) 862-0800

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 2, 2002
Common Stock, $.01 par value	26,051,849

PART I—FINANCIAL INFORMATION

Item I—Financial Statements

VIASYS HEALTHCARE INC.
CONSOLIDATED BALANCE SHEETS

	March 30, 2002	December 29, 2001
	(Unaudited) (In thousands except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$19,375	$14,968
Accounts receivable, less allowances of $7,079 and $7,365	76,805	78,210
Inventories:
Raw materials and supplies	44,450	39,173
Work in process	10,235	9,550
Finished goods	24,068	26,263
Deferred tax asset	17,193	17,200
Prepaid expenses	6,730	4,752

	198,856	190,116

Property, Plant and Equipment, at Cost	91,191	88,714
Less: Accumulated depreciation and amortization	59,991	58,644

	31,200	30,070

Goodwill	177,532	177,532
Intangible Assets	5,993	6,215
Other Assets	1,567	1,342

	$415,148	$405,275

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Notes payable	$34,111	$33,357
Accounts payable	24,902	20,656
Accrued payroll and employee benefits	10,606	13,527
Deferred revenue	10,796	8,426
Accrued installation and warranty costs	4,887	4,590
Accrued commissions	3,731	4,316
Other accrued expenses	15,776	15,725

	104,809	100,597

Deferred Income Taxes and Other Deferred Items	5,025	5,010

Commitments and Contingency
Shareholders' Investment:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 26,055,148 and 26,037,362 shares issued and outstanding	260	260
Capital in excess of par value	263,473	263,171
Retained earnings	44,476	39,259
Deferred compensation	(77)	(158)
Accumulated other comprehensive items	(2,818)	(2,864)

	305,314	299,668

	$415,148	$405,275

The accompanying notes are an integral part of these consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 30, 2002	March 31, 2001
	(Unaudited) (In thousands except per share amounts)
Revenues	$91,872	$88,458

Costs and Operating Expenses:
Cost of revenues	48,218	47,631
Selling, general and administrative expenses	25,877	26,449
Research and development expenses	7,969	6,890
Restructuring and other unusual costs	961	341

	83,025	81,311

Operating Income	8,847	7,147
Interest Income	64	26
Interest Expense	(496)	(497)
Other Expense, Net	—	(2)

Income Before Provision for Income Taxes	8,415	6,674
Provision for Income Taxes	(3,198)	(2,803)

Net Income	$5,217	$3,871

Earnings per Share:
Basic	$.20	$.15

Diluted	$.19	$.15

Weighted Average Shares:
Basic	26,046	26,000

Diluted	26,945	26,000

The accompanying notes are an integral part of these consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 30, 2002	March 31, 2001
	(Unaudited) (In thousands)
Operating Activities:
Net income	$5,217	$3,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,363	3,549
Provision for losses on accounts receivable	725	414
Other noncash items	86	(158)
Changes in current accounts:
Accounts receivable	697	(321)
Inventories	(3,767)	(3,473)
Other current assets	(1,971)	410
Accounts payable	4,246	610
Other current liabilities	(788)	211
Other	(351)	(394)

Net cash provided by operating activities	6,457	4,719
Investing Activities:
Purchases of property, plant and equipment	(3,465)	(2,252)
Proceeds from sale of property, plant and equipment	181	512
Advances to former affiliate, net	—	(461)

Net cash used in investing activities	(3,284)	(2,201)
Financing Activities:
Net transfer to former parent company	—	(2,426)
Increase (decrease) in short-term borrowings	753	(7,265)
Proceeds from issuance of common stock under option plans	302	—
Other, net	(14)	—

Net cash provided by (used in) financing activities	1,041	(9,691)

Exchange Rate Effect on Cash and Cash Equivalents	193	(311)

Increase (Decrease) in Cash and Cash Equivalents	4,407	(7,484)
Cash and Cash Equivalents at Beginning of Period	14,968	12,611

Cash and Cash Equivalents at End of Period	$19,375	$5,127

The accompanying notes are an integral part of these consolidated financial statements.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

        The interim consolidated financial statements presented have been prepared by VIASYS Healthcare Inc., (the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 30, 2002 and the results of operations and cash flows for the three-month periods ended March 30, 2002 and March 31, 2001. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 29, 2001, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Consolidated Financial Statements on Form 10-K, as filed with the Securities and Exchange Commission on March 27, 2002.

        Through November 15, 2001, the Company operated as a wholly-owned subsidiary of Thermo Electron Corporation ("Thermo Electron" or "former parent company"). In February 2001, the Thermo Electron board of directors declared a dividend of all of its equity interest in the Company. The dividend was distributed on November 15, 2001, (the "Spinoff Date") to Thermo Electron Stockholders of record on November 7, 2001. The distribution was on the basis of 0.1461 share of Company common stock for each share of Thermo Electron common stock outstanding.

2.    Classification

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    Comprehensive Income

        Comprehensive income combines net income and "other comprehensive items, net" which represents foreign currency translation adjustments, reported as a component of stockholders' investment in the accompanying balance sheet. During the first quarter of 2002 and 2001, the Company had comprehensive income of $5,263,000 and $3,127,000, respectively.

4.    Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

	Three Months Ended
	March 30, 2002	March 31, 2001
	(In thousands except per share amounts)
Basic:
Net Income	$5,217	$3,871

Basic Weighted Average Shares	26,046	26,000

Basic Earnings per Share	$.20	$0.15

Diluted:
Net Income	$5,217	$3,871

Basic Weighted Average Shares	26,046	26,000
Effect of Stock Options Outstanding	899	—

Diluted Weighted Average Shares	26,945	26,000

Diluted Earnings per Share	$.19	$0.15

5.    Business Segment Information

	Three Months Ended
	March 30, 2002	March 31, 2001
	(In thousands)
Revenues:
Respiratory Care	$46,968	$43,848
Neurocare	23,033	21,427
Medical and Surgical Products	21,871	23,183

	$91,872	$88,458

Income Before Provision for Income Taxes:
Respiratory Care	$6,188	$4,041
Neurocare	687	257
Medical and Surgical Products	3,664	3,431
Corporate(a)	(1,692)	(582)

Total Operating Income	8,847	7,147
Interest and Other Expense, Net	(432)	(473)

	$8,415	$6,674

	March 30, 2002	December 29, 2001
	(In thousands)
Goodwill:
Respiratory Care	$91,454	$91,454
Neurocare	52,509	52,509
Medical and Surgical Products	33,569	33,569

	$177,532	$177,532

  (a)
  Primarily general and administrative expenses.

6.    Restructuring and Other Unusual Costs

2000 Plan

        The Company recorded restructuring and other unusual costs of $1,964,000 during 2000, including $1,351,000 of employee retention costs in connection with Thermo Electron's plan to spin off the Company. The retention arrangements were awarded to 23 key employees to help ensure their availability through at least the date of the distribution of the Company's common shares. The awards totaled approximately $3,000,000, which was accrued ratably through the Spinoff Date, in accordance with the Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The awards were generally paid upon completion of the distribution.

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

2001 Plan

        The Company approved and commenced a plan during the third quarter of 2001 to restructure operations in an effort to reduce costs and streamline operations. The actions include headcount reductions and consolidation of facilities. Included is the closure of the Neurocare segment's operating facility in New Hampshire and its consolidation with existing operations in Wisconsin. This segment has also vacated a sales and service office in France and has appointed a third party distributor. The Respiratory Care segment has closed five sales and service operations in Germany and Austria and has consolidated operations into an existing facility in Germany. Also included is severance for 154 employees across all functions, of which 125 had been severed as of March 30, 2002. The Company expects the restructuring actions to be substantially completed by the end of the second quarter of 2002.

        During 2001, the Company recorded restructuring and other unusual costs of $3,965,000 associated with this plan. Restructuring and unusual costs consist of cash costs, including $3,697,000 of severance, $97,000 for abandoned facilities and $171,000 of other costs.

        For the period ended March 30, 2002, the Company recorded restructuring and other unusual costs of $961,000 associated with this plan. Restructuring and unusual costs consist of cash costs, including $151,000 of severance, $593,000 for abandoned facilities and $217,000 of other costs.

2002 Plan

        The Company will take additional restructuring actions in 2002 to achieve cost synergies, including the closure and consolidation of a Neurocare facility in Colorado with the main Wisconsin facility and the closure and consolidation of a Neurocare facility in Germany with our Jaeger facility. The cost for these actions is estimated to be $2,200,000, including $1,300,000 for the Colorado facility consolidation and $900,000 for the German facility consolidation. These costs will be charged to operations, and the cash outlays will occur, over the remainder of 2002.

        The following table summarizes accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet.

	Severance	Employee Retention	Abandoned Facilities	Other	Total
	(In thousands)
2000 Restructuring Plan
Costs accrued in 2000(a)	$346	$1,351	$222	$45	$1,964
2000 Payments	(346)	(241)	(222)	(45)	(854)

Balance at December 30, 2000	—	1,110	—	—	1,110
Costs accrued in 2001(b)	252	1,601	—	15	1,868
2001 Payments	(255)	(2,391)	—	(15)	(2,661)
Currency translation	3	—	—	—	3

Balance at December 29, 2001	$—	$320	$—	$—	$320

Costs accrued in 2002	—	—	—	—	—
2002 Payments	—	(290)	—	—	(290)
Currency translation	—	—	—	—	—

Balance at March 30, 2002	$—	$30	$—	$—	$30

2001 Restructuring Plan
Costs accrued in 2001(c)	$3,697	$—	$97	$171	$3,965
2001 Payments	(1,462)	—	(51)	(106)	(1,619)
Currency translation	(31)	—	—	—	(31)

Balance at December 29, 2001	$2,204	$—	$46	$65	$2,315

Costs accrued in 2002(d)	151	—	593	217	961
2002 Payments	(984)	—	(91)	(186)	(1,261)
Currency translation	(10)	—	—	—	(10)

Balance at March 30, 2002	$1,361	$—	$548	$96	$2,005

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

(c)
Reflects costs of $2,514,000, $1,349,000 and $102,000 in the Respiratory Care, Neurocare and Medical and Surgical Products segments, respectively.

(d)
Reflects costs of $51,000 and $910,000 in the Respiratory Care and Neurocare segments, respectively.

7.    Contingency

        In July 1999, the Company commenced a lawsuit against a former employee and a related corporation for patent infringement and other actions. The defendants in this case counter sued, claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement, which settles all outstanding lawsuits between the companies and related parties. Under the agreement both companies will have access to certain technologies and rights used in the companies' ventilators and the Company will be paid $4,000,000 over the next three years. Such amounts will be recognized ratably as licensing revenue over the next four years.

        The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company's financial position or results of operations

8.    Goodwill and Other Intangible Assets

        The Company has adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective with the fiscal year beginning December 30, 2001. In accordance with the provisions of SFAS 142 the Company completed step one of the impairment test of goodwill that existed on the Company's balance sheet at the date of adoption and has determined that there is no impairment of goodwill.

        The impact of the adoption of SFAS 142 on the Company's 2002 Statement of Income for the three-month period ended March 30, 2002 was to decrease goodwill amortization by approximately $1,306,000, resulting in an increase in net income after tax of $1,166,000 and in basic and diluted earnings per share of $0.04.

        The following table reflects consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the three-month period ended March 31, 2001:

	Three Months Ended
	March 30, 2002	March 31, 2001
	(In thousands except per share amounts)
Net Income:
As reported	$5,217	$3,871
Goodwill amortization (net of tax of $0 and $140)	—	1,166

As adjusted	$5,217	$5,037

Basic Earnings Per Share:
As reported	$0.20	$0.15
Goodwill amortization (net of tax of $0 and $0.01)	—	0.04

As adjusted	$0.20	$0.19

Diluted Earnings Per Share:
As reported	$0.19	$0.15
Goodwill amortization (net of tax of $0 and $0.01)	—	0.04

As adjusted	$0.19	$0.19

        Other amortized intangible assets have an average life of 3-17 years and consist of the following:

	March 30, 2002	December 29, 2001
	(In thousands)
Software	$10,494	$10,373
Patents	300	300
Other Intangibles	1,262	1,262

	12,056	11,935
Less: Accumulated Amortization	6,063	5,720

	$5,993	$6,215

        Amortization expense of other intangible assets for the three months ended March 30, 2002 and March 31, 2001 was $343,000 and $346,000, respectively.

        Estimated amortization expense of current other intangible assets for the next five years is as follows (in thousands):

For the year ended December 28, 2002	$1,340
For the year ended January 3, 2004	$1,140
For the year ended January 1, 2005	$900
For the year ended December 31, 2005	$370
For the year ended December 30, 2006	$30

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks, "estimates," and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including the risk factors set forth in our Annual Report on Form 10-K, filed on March 27, 2002 with SEC, under the caption "Risk Factors."

Relationship with Thermo Electron Corporation

        Through November 15, 2001, the Company operated as a wholly-owned subsidiary of Thermo Electron Corporation ("Thermo Electron" or "former parent company"). In February 2001, the Thermo Electron board of directors declared a dividend of all of its equity interest in the Company. The dividend was distributed on November 15, 2001 (the "Spinoff Date") to Thermo Electron Stockholders of record on November 7, 2001. The distribution was on the basis of 0.1461 share of Company common stock for each share of Thermo Electron common stock outstanding.

Results of Operations

        The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 30, 2002	March 31, 2001
Revenues	100.0%	100.0%

Costs and Operating Expenses:
Cost of revenues	52.5	53.8
Selling, general and administrative expenses	28.2	29.9
Research and development expenses	8.7	7.8
Restructuring and other unusual costs	1.0	0.4

	90.4	91.9

Operating Income	9.6	8.1
Other Expenses, Net	(0.5)	(0.5)
Provision for Income Taxes	(3.4)	(3.2)

Net Income	5.7%	4.4%

First Three Months 2002 Compared With First Three Months 2001

        Revenues.    Revenues increased 3.9% to $91.9 million in the first three months of 2002 from $88.5 million in the first three months of 2001. Increases in revenues of $3.1 million in the Respiratory Care segment and $1.6 million in the Neurocare segment were offset by a decrease in revenues of $1.3 million in the Medical and Surgical Products segment. Total backlog decreased 12.1%.

        Revenues in the Respiratory Care segment increased 7.1% to $47.0 million in the first three months of 2002 from $43.8 million in the first three months of 2001. Revenues increased primarily due to higher volume as a result of increased demand. Partially offsetting the increase in volume was pricing pressure on ventilator products. We anticipate that the pricing pressure will ease in the second quarter of 2002 with the introduction of Vela, a midrange ventilator targeted at the low-end intensive care unit and sub-acute markets. Backlog decreased 2.5%.

        Revenues in the Neurocare segment increased 7.5% to $23.0 million in the first three months of 2002 from $21.4 million in the first three months of 2001, primarily due to higher volume as a result of higher demand. Backlog decreased 15.4% principally as a result of customer cancellations of two large orders included in the 2001 backlog. Excluding these cancellations, bookings increased $0.8 million from the first quarter of 2001.

        Revenues in the Medical and Surgical Products segment decreased 5.7% to $21.9 million in the first three months of 2002 from $23.2 million in the first three months of 2001. The decrease in revenues was a result of one of our businesses having abnormally large sales volume in the first quarter of 2001. In addition, two large customers of this business began buying from us on a consignment basis in the first quarter of 2002 resulting in purchases being deferred to future quarters. Backlog, which decreased 25.5%, was also negatively impacted by the switch of the two large customers to a consignment basis.

        Costs and Gross Margin.    Our gross margin increased to 47.5% in the first three months of 2002 from 46.2% in the first three months of 2001. The higher consolidated gross margin was primarily a result of our restructuring efforts as well as increased operational efficiencies.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased 2.2% to $25.9 million in the first three months of 2002 from $26.4 million in the first three months of 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 28.2% in the first three months of 2002 from 29.9% in the first three months of 2001. These decreases can be attributed to lower costs resulting from our restructuring efforts and the absence of goodwill amortization of $1.3 million in the first three months of 2002 as a result of the adoption of SFAS 142, partially offset by increased expenses from the establishment of a new corporate office.

        Research and Development.    Research and development expenses increased 15.7% to $8.0 million in the first three months of 2002 from $6.9 million in the first three months of 2001. The increase was primarily due to higher research and development costs for several new products in various stages of development.

        Restructuring and Other Unusual Costs.    We recorded restructuring and unusual costs of $1.0 million in the first three months of 2002, compared with $0.3 million in the first three months of 2001. Restructuring and unusual costs in the first quarter of 2002 included $0.2 million of severance for employees, $0.6 million of facility closure costs and $0.2 million of other restructuring costs (Note 6). Restructuring and unusual costs in 2001 were principally for severance and retention costs.

        We will take additional restructuring actions in 2002 to achieve cost synergies, including the closure and consolidation of a Neurocare facility in Colorado with the main Wisconsin facility and the closure and consolidation of a Neurocare facility in Germany with our Jaeger facility. The cost for these actions is estimated to be $2.2 million, including $1.3 million for the Colorado facility consolidation and $0.9 million for the German facility consolidation. These costs will be charged to operations, and the cash outlays will occur, over the remainder of 2002.

        Interest Expense, Net.    Interest expense was $0.5 million in the first three months of 2002 and $0.5 million in the first three months of 2001. Interest income was immaterial in both periods.

        Provision for Income Taxes.    Our effective tax rate decreased to 38.0% in the first three months of 2002 from 42.0% in the first three months of 2001. The decrease can be primarily attributed to the absence of nondeductible goodwill amortization in the first three months of 2002. The effective tax rate exceeded the statutory federal income tax rate in the first quarter of 2002 primarily due to the impact of state income taxes. In 2001, the effective tax rate exceeded the statutory federal income tax rate primarily due to state income taxes and nondeductible amortization of goodwill.

Liquidity and Capital Resources

        Cash generated from operating activities was $6.5 million for the first three months of 2002. Our cash flow primarily reflects net income, excluding the non-cash effect associated with depreciation and amortization. The cash from operations reflected an increase in inventories of $3.8 million, primarily due to higher raw material inventory to be used in the production of new products expected to be launched in second and third quarters of 2002. In addition, a source of $4.2 million was generated from an increase in accounts payable primarily due to the aforementioned inventory build.

        Cash used in investing activities was $3.3 million for the first three months of 2002. Capital expenditures have been the principal component of our investing activities. We purchased property, plant and equipment using cash of $3.5 million in the first three months of 2002. During the remainder of 2002, we expect to make capital expenditures of approximately $8.5 million. In order to replace an outdated industrial plant, $5.5 million of the $8.5 million will be used to construct a new manufacturing facility in Massachusetts for our Thermedics operation which makes medical grade polyurethanes and polyurethane films. We expect our capital expenditures to be funded with cash from operations.

        During the first three months of 2002, our financing activities generated cash of $1.0 million, primarily due to an increase of $.8 million in borrowings under a line of credit established by one of our foreign subsidiaries.

        As of March 30, 2002, we owed our former parent company an aggregate of $33.5 million for indebtedness relating primarily to the acquisition of our Erich Jaeger subsidiary. This advance is evidenced by an unsecured promissory note. This promissory note bears interest at the prime rate plus 0.5% (5.25% at March 30, 2002), is payable quarterly and will mature in November 2002. In the event that prior to the maturity of the note we receive cash proceeds from a debt financing, we must prepay the principal of the note up to the net amount of such proceeds.

        Our consolidated working capital was $94.0 million at March 30, 2002, compared with $89.5 million at December 29, 2001. Our cash and cash equivalents totaled $19.4 million at March 30, 2002, compared with $15.0 million at December 29, 2001.

        We believe our existing capital resources are sufficient to meet the capital requirements of our existing business for at least the next 12 months and to pay interest as it becomes due on our promissory note to our former parent company. We do not expect, however, that our cash resources and our net operating cash flow will provide us with sufficient funds to repay the principal amount of the promissory note when it comes due. As a result, we are seeking a source of funds to repay this debt. We expect to complete, in the second quarter of 2002, a syndicated three-year $60.0 million Senior Revolving Credit Facility (the "Facility") which is being led by ABN AMRO. Under the Facility, we will have various options under which we can borrow funds and which will determine the interest rate that will be charged. These options include borrowings at LIBOR plus a spread or at the prime rate plus a spread. Under the LIBOR option, the interest rate will depend on the term selected which will be no more than one year and will be fixed for that term. Under the prime rate option, the interest rate will fluctuate during any period during which amounts are outstanding under this option.

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

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk from changes in interest rates, equity prices and foreign currency exchange rates has not changed materially from our exposure at year-end 2001.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our properties are subject.

        In July 1999, we commenced a lawsuit against Pulmonetic Systems, Inc. and Douglas DeVries, a former employee for patient infringement and other actions. The defendants in this case counter sued, claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement that settles all outstanding lawsuits between the companies and related parties. Under the agreement both companies will have access to certain technologies and rights used in the companies' ventilators and we will be paid $4.0 million over the next three years. Such amounts will be recognized ratably as licensing revenue over the next four years.

Item 4—Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of Stockholders of VIASYS Healthcare Inc. was held on May 9, 2002. The holders of 22,286,765 of the 26,054,153 shares of our common stock outstanding on the record date were present at the meeting in person or by proxy.

        (b) At the meeting, David W. Golde, M.D., Kirk E. Gorman and Thomas A. Vanderslice were duly nominated and properly elected to serve as Class I members of the VIASYS Healthcare Inc. board of directors until the 2005 annual meeting of stockholders and until the election and qualification of their successor. The number of votes cast in favor and withheld for their nominations are indicated below.

	For	Withheld
David W. Golde, M.D.	21,502,244	784,521
Kirk E. Gorman	21,502,244	784,521
Thomas A. Vanderslice	21,502,244	784,521

        Randy H. Thurman, Ronald A. Ahrens, Mary J. Guilfoile and Robert W. O'Leary continued to serve as members of the VIASYS Healthcare Inc. board of directors after the annual meeting.

        (c) At the meeting, a proposal to adopt the Company's 2001 Employees' Stock Purchase Plan was adopted. The number of votes cast for, against and to abstain on the proposal are indicated below.

For	Against	Abstain
15,358,678	1,086,192	37,711

        (d) At the meeting, a proposal to approve the amendment of the Company's Equity Incentive Plan to, among other things, increase the number of shares available for issuance thereunder, was adopted. The number of votes cast for, against and to abstain on the proposal are indicated below.

For	Against	Abstain
13,413,309	3,027,886	41,386

Item 6—Exhibits and Reports on Form 8-K

        (a) Exhibits

          None.

        (b) Reports on Form 8-K

          None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 2002.

VIASYS HEALTHCARE INC.
/s/ RANDY H. THURMAN Randy H. Thurman Chairman of the Board, President and Chief Executive Officer
/s/ MARTIN P. GALVAN Martin P. Galvan Principal Financial and Accounting Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item I— Financial Statements
VIASYS HEALTHCARE INC. CONSOLIDATED BALANCE SHEETS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF INCOME
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VIASYS HEALTHCARE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2— Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3— Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1— Legal Proceedings
  Item 4— Submission of Matters to a Vote of Security Holders
  Item 6— Exhibits and Reports on Form 8-K
SIGNATURE