Form 10-Q
period 2002-06-29
VIASYS HEALTHCARE INC
filed 2002-08-12
CIK 1123361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 29, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-16121

VIASYS HEALTHCARE INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3505871 (I.R.S. Employer Identification No.)
227 Washington Street Conshohocken, Pennsylvania (Address of principal executive offices)	19428 (Zip Code)

Registrant's telephone number, including area code: (610) 862-0800

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 2, 2002
Common Stock, $.01 par value	26,059,730

Item 1—Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2002	December 29, 2001
	(Unaudited)
	(In thousands except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$9,576	$14,968
Accounts receivable, less allowances of $6,958 and $7,365	73,185	78,210
Inventories:
Raw materials and supplies	50,581	39,173
Work in process	9,897	9,550
Finished goods	29,329	26,263
Deferred tax asset	17,344	17,200
Prepaid expenses	7,473	4,752

	197,385	190,116

Property, Plant and Equipment, at Cost	92,705	88,714
Less: Accumulated depreciation and amortization	62,068	58,644

	30,637	30,070

Goodwill, net	179,976	177,532
Intangible Assets, net	6,686	6,215
Other Assets	2,018	1,342

	$416,702	$405,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$29,307	$33,357
Accounts payable	22,095	20,656
Accrued payroll and employee benefits	10,338	13,527
Deferred revenue	10,129	8,426
Accrued installation and warranty costs	4,566	4,590
Accrued commissions	4,277	4,316
Other accrued expenses	14,596	15,725

	95,308	100,597

Deferred Income Taxes and Other Deferred Items	5,011	5,010

Commitments and Contingency
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 26,059,730 and 26,037,362 shares issued	262	260
Capital in excess of par value	263,618	263,171
Retained earnings	48,650	39,259
Treasury Stock, 5,597 shares and 0 shares	(110)	—
Deferred compensation	—	(158)
Accumulated other comprehensive income (loss)	3,963	(2,864)

	316,383	299,668

	$416,702	$405,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 29, 2002	June 30, 2001
	(Unaudited) (In thousands except per share amounts)
Revenues	$89,415	$88,832

Costs and Operating Expenses:
Cost of revenues	46,597	46,481
Selling, general and administrative expenses	25,612	25,265
Research and development expenses	7,901	8,190
Restructuring and other unusual costs	2,232	783

	82,342	80,719

Operating Income	7,073	8,113
Interest Income	57	34
Interest Expense	(421)	(483)
Other Expense, Net	—	(132)

Income Before Provision for Income Taxes	6,709	7,532
Provision for Income Taxes	(2,536)	(3,163)

Net Income	$4,173	$4,369

Earnings per Share:
Basic	$.16	$.17

Diluted	$.16	$.17

Weighted Average Shares:
Basic	26,057	26,000

Diluted	26,775	26,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 29, 2002	June 30, 2001
	(Unaudited)
	(In thousands except per share amounts)
Revenues	$181,287	$177,290

Costs and Operating Expenses:
Cost of revenues	94,815	94,112
Selling, general and administrative expenses	51,489	51,714
Research and development expenses	15,870	15,080
Restructuring and other unusual costs	3,193	1,124

	165,367	162,030

Operating Income	15,920	15,260
Interest Income	121	60
Interest Expense	(917)	(980)
Other Expense, Net	—	(134)

Income Before Provision for Income Taxes	15,124	14,206
Provision for Income Taxes	(5,734)	(5,966)

Net Income	$9,390	$8,240

Earnings per Share:
Basic	$.36	$.32

Diluted	$.35	$.32

Weighted Average Shares:
Basic	26,052	26,000

Diluted	26,860	26,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 29, 2002	June 30, 2001
	(Unaudited) (In thousands)
Operating Activities:
Net income	$9,390	$8,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,780	6,916
Provision for losses on accounts receivable	940	567
Provision for writedown of assets	868	—
Other noncash items	187	(143)
Changes in current accounts:
Accounts receivable	5,605	(942)
Inventories	(13,608)	(6,620)
Other current assets	(2,366)	907
Accounts payable	1,241	(728)
Other current liabilities	(2,777)	2,821
Other	51	—

Net cash provided by operating activities	4,311	11,018
Investing Activities:
Purchases of property, plant and equipment	(5,517)	(4,200)
Purchases of intangible assets	(857)	(1,015)
Proceeds from sale of property, plant and equipment	391	1,048
Advances to former affiliate, net	—	(220)

Net cash used in investing activities	(5,983)	(4,387)
Financing Activities:
Net transfer to former parent company	—	(7,061)
Decrease in short-term borrowings	(4,050)	(6,588)
Deferred charges related to credit facility	(734)	—
Proceeds from issuance of common stock under option plans	339	—
Other, net	(28)	—

Net cash used in financing activities	(4,473)	(13,649)

Exchange Rate Effect on Cash and Cash Equivalents	753	(677)

Decrease in Cash and Cash Equivalents	(5,392)	(7,695)
Cash and Cash Equivalents at Beginning of Period	14,968	12,611

Cash and Cash Equivalents at End of Period	$9,576	$4,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    General

        The interim condensed consolidated financial statements presented have been prepared by VIASYS Healthcare Inc., (the "Company") are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 2002, the results of operations for the three and six month periods ended June 29, 2002 and June 30, 2001 and the statement of cash flows for the six month periods ended June 29, 2002 and June 30, 2001. Interim results are not necessarily indicative of results for a full year.

        The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Consolidated Financial Statements on Form 10-K, as filed with the Securities and Exchange Commission.

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

3.    Comprehensive Income

        Comprehensive income combines net income and foreign currency translation adjustments, which is the only component of the accumulated other comprehensive income (loss) that is presented as a separate component of stockholders' equity in the accompanying balance sheet. During the second quarter of 2002 and 2001, comprehensive income was $10,953,000 and $3,778,000, respectively. For the first six months of 2002 and 2001, comprehensive income was $16,217,000 and $6,904,000, respectively. The increase in comprehensive income is primarily the result of the weakening of the dollar relative to the euro primarily in the second quarter of 2002.

4.    Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(In thousands except per share amounts)
Basic:
Net Income	$4,173	$4,369	$9,390	$8,240

Basic Weighted Average Shares	26,057	26,000	26,052	26,000

Basic Earnings per Share(a)	$.16	$.17	$.36	$.32

Diluted:
Net Income	$4,173	$4,369	$9,390	$8,240

Basic Weighted Average Shares	26,057	26,000	26,052	26,000
Effect of Stock Options Outstanding	718	—	808	—

Diluted Weighted Average Shares	26,775	26,000	26,860	26,000

Diluted Earnings per Share(a)	$.16	$.17	$.35	$.32

(a)
The sum of the quarterly earnings per share may not equal the year to date due to rounding.

5.    Business Segment Information

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(In thousands)
Revenues:
Respiratory Care	$44,042	$44,241	$91,010	$88,089
Neurocare	24,167	22,367	47,200	43,794
Medical and Surgical Products	21,206	22,224	43,077	45,407

	$89,415	$88,832	$181,287	$177,290

Income Before Provision for Income Taxes:
Respiratory Care	$5,307	$5,517	$11,495	$9,558
Neurocare	430	141	1,119	398
Medical and Surgical Products	3,582	3,209	7,246	6,640
Corporate(a)	(2,246)	(754)	(3,940)	(1,336)

Total Operating Income	7,073	8,113	15,920	15,260
Interest and Other Expense, Net	(365)	(581)	(796)	(1,054)

	$6,709	$7,532	$15,124	$14,206

	June 29, 2002	December 29, 2001
	(In thousands)
Goodwill:
Respiratory Care(b)	$93,898	$91,454
Neurocare	52,509	52,509
Medical and Surgical Products	33,569	33,569

	$179,976	$177,532

(a)
Primarily general and administrative expenses.

(b)
The change in the balance of goodwill is as a result of the foreign currency translation adjustment.

6.    Restructuring and Other Unusual Costs

2002 Plan

        For the three and six months ended June 29, 2002, the Company recorded $843,000 of restructuring costs related to the closure of a facility in Colorado and its consolidation with the main Neurocare facility in Wisconsin. The Company may take an estimated $700,000 for additional restructuring actions in 2002, which includes $225,000 for the closure of a Neurocare facility in Germany and its consolidation with our Jaeger facility and $475,000 for the closure of the Colorado facility and its consolidation with the main Neurocare facility in Wisconsin. Included in the $475,000 is severance for 51 employees. These costs will be charged to restructuring costs, and the cash outlays will occur, over the remainder of 2002.

2001 Plan

        The 2001 restructuring actions include headcount reductions and consolidation of facilities. Included is the closure of the Neurocare segment's operating facility in New Hampshire and its consolidation with existing operations in Wisconsin. This segment has also vacated a sales and service office in France and has appointed a third party distributor. The Respiratory Care segment has closed five sales and service operations in Germany and Austria and has consolidated operations into an existing facility in Germany. Also included is severance for 154 employees across all functions, of which 152 had been severed as of June 29, 2002. The Company expects the 2001 Plan restructuring actions to be substantially complete by the end of 2002.

        During 2001, the Company recorded restructuring and other unusual costs of $3,965,000 associated with this plan. Restructuring and unusual costs consist of cash costs, including $3,697,000 of severance, $97,000 for abandoned facilities and $171,000 of other costs.

        For the three and six month periods ended June 29, 2002, the Company recorded restructuring and other unusual costs associated with this plan of $1,389,000 and $2,350,000, respectively. Year to date restructuring and unusual costs consist of cash costs, including $489,000 of severance, $1,537,000 for abandoned facilities and $324,000 of other costs. The costs related to abandoned facilities include a non-cash charge of $868,000 that was recorded to write down the book value of our New Hampshire facility to its estimated net realizable value. This facility is currently held for sale.

        The following table summarizes accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet.

	Severance	Employee Retention	Abandoned Facilities	Other	Total
	(In thousands)
2001 Restructuring Plan
Costs accrued in 2001(a)	$3,697	$—	$97	$171	$3,965
2001 Payments	(1,462)	—	(51)	(106)	(1,619)
Currency translation	(31)	—	—	—	(31)

Balance at December 29, 2001	$2,204	$—	$46	$65	$2,315

Costs accrued in 2002(b)	489	57	1,537	267	2,350
Non-cash writedown of asset	—	—	(868)	—	(868)
2002 Payments	(2,128)	(57)	(278)	(237)	(2,700)
Currency translation	199	—	—	—	199

Balance at June 29, 2002	$764	$—	$437	$95	$1,296

2002 Restructuring Plan
Costs accrued in 2002(c)	$693	$—	$100	$50	$843
2002 Payments	(482)	—	—	(14)	(496)
Currency translation	—	—	—	—	—

Balance at June 29, 2002	$211	$—	$100	$36	$347

(a)
Reflects costs of $2,514,000, $1,349,000 and $102,000 in the Respiratory Care, Neurocare and Medical and Surgical Products segments, respectively.

(b)
Reflects costs of $183,000 and $1,857,000 in the Respiratory Care and Neurocare segments, respectively, as well as $310,000 related to corporate.

(c)
Reflects costs of $843,000 in the Neurocare segment.

7.    Contingencies

        The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company's financial position or results of operations.

8.    Goodwill and Other Intangible Assets

        The Company has adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective with the fiscal year beginning December 30, 2001. In accordance with the provisions of SFAS 142 the Company completed step one of the impairment test of goodwill that existed on the Company's consolidated balance sheet at the date of adoption and has determined that there is no impairment of goodwill.

        The impact of the adoption of SFAS 142 on the Company's 2002 Statements of Income for the three and six month periods ended June 29, 2002 was to decrease goodwill amortization by approximately $1,300,000 and $2,606,000, respectively, resulting in an increase in net income after tax of $1,160,000 and $2,326,000, respectively, and in basic and diluted earnings per share of $.04 and $.09, respectively.

        The following table reflects consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the six month period ended June 30, 2001:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
	(In thousands except per share amounts)
Net Income:
As reported	$4,173	$4,369	$9,390	$8,240
Goodwill amortization (net of tax of $0, $140, $0 and $280)	—	1,160	—	2,326

As adjusted	$4,173	$5,529	$9,390	$10,566

Basic Earnings Per Share:
As reported	$.16	$.17	$.36	$.32
Goodwill amortization (net of tax of $0, $.01, $0 and $.02)	—	.04	—	.09

As adjusted	$.16	$.21	$.36	$.41

Diluted Earnings Per Share:
As reported	$.16	$.17	$.35	$.32
Goodwill amortization (net of tax of $0, $.01, $0 and $.02)	—	.04	—	.09

As adjusted	$.16	$.21	$.35	$.41

        Other amortizable intangible assets have an average life of 3-17 years and consist of the following:

	June 29, 2002	December 29, 2001
	(In thousands)
Software	$11,717	$10,373
Patents	347	300
Other Intangibles	1,262	1,262

	13,326	11,935
Less: Accumulated Amortization	6,640	5,720

	$6,686	$6,215

        Amortization expense of other intangible assets for the three months ended June 29, 2002 and June 30, 2001 was $443,000 and $343,000, respectively, and for the six months ended June 29, 2002 and June 30, 2001 was $920,000 and $689,000, respectively.

        Estimated amortization expense of other intangible assets for the next five years is as follows (in thousands):

For the year ended December 28, 2002	$1,830
For the year ended January 3, 2004	$1,330
For the year ended January 1, 2005	$1,090
For the year ended December 31, 2005	$560
For the year ended December 30, 2006	$220

9.    Credit Facility

        On May 31, 2002, the Company entered into a three-year syndicated $60,000,000 Senior Revolving Credit Facility (the "Facility"). Under the Facility, there are options under which the Company can borrow funds which determine the interest rate that will be charged. These options include borrowings at LIBOR plus a spread or at the prime rate plus a spread. Under the LIBOR option, the interest rate will depend on the term selected which will be no more than one year and will be fixed for that term. Under the prime rate option, the interest rate will fluctuate based on the prime rate during the period which amounts are outstanding.

        The Company is also subject to commitment fees on the unused portion of the Facility, the amounts of which are not material. Under the terms of the Facility, the Company is also subject to certain debt covenants. The Company is in compliance with these debt covenants at June 29, 2002 which limit its debt to a maximum of 2.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA"), require a minimum EBITDA to interest expense ratio of 4.0, limit aggregate annual capital expenditures to $20,000,000 and require a minimum stockholder's equity balance. At June 29, 2002, there was $29,250,000 outstanding under the Facility at a 3.87% weighted average interest rate. There were no cash payments of interest under the Facility for the six months ended June 29, 2002.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks, "estimates," and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-

looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including the risk factors set forth in our Annual Report on Form 10-K, filed on March 27, 2002 with SEC, under the caption "Risk Factors."

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

Results of Operations

        The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and Operating Expenses:
Cost of revenues	52.1	52.3	52.3	53.1
Selling, general and administrative expenses	28.7	28.4	28.4	29.2
Research and development expenses	8.8	9.2	8.8	8.5
Restructuring and other unusual costs	2.5	0.9	1.8	0.6

	92.1	90.8	91.3	91.4
Operating Income	7.9	9.2	8.7	8.6
Other Expenses, Net	(0.4)	(0.7)	(0.4)	(0.6)
Provision for Income Taxes	(2.8)	(3.6)	(3.2)	(3.4)

Net Income	4.7%	4.9%	5.1%	4.6%

Second Quarter 2002 Compared With Second Quarter 2001

        Revenues.    Revenues increased 0.7% to $89.4 million in the second quarter of 2002 from $88.8 million in the second quarter of 2001. The increase in revenues of $1.8 million in the Neurocare segment were offset by decreases in revenues of $0.2 million in the Respiratory Care segment and $1.0 million in the Medical and Surgical Products segment.

        Revenues in the Respiratory Care segment decreased 0.4% to $44.0 million in the second quarter of 2002 from $44.2 million in the second quarter of 2001. This decrease can be attributed to a 13.2% decrease in our Critical Care business which was primarily a result of pressure on current ventilator products in anticipation of the launch of the Company's AVEA product, our high end ventilator, in addition to a 2001 sales return from a Latin American customer in the second quarter of 2002. The impact of the sales return was a $1.9 million reduction in revenue and resulted from a change in a foreign country's government policy. Partially offsetting this return was an increase in sales volume of our high frequency oscillating ventilator. Also offsetting the decline in Critical Care revenue was an increase of 13.7% in the Company's Respiratory Technologies business due to increased volume as a result of the launch of the VMAX Spectra, a lung function testing system, as well as continued strength in our sleep diagnostics business.

        Revenues in the Neurocare segment increased 8.0% to $24.2 million in the second quarter of 2002 from $22.4 million in the second quarter of 2001, primarily due to higher volume as a result of increased demand particularly for the Company's Viking Quest product and the EEG product line. This increase was partially offset by lower demand for certain hearing diagnostics products due to the anticipation of the full release of Audera, a new hearing diagnostics product, in the second half of the year. Also offsetting the increase was unusually high sales volume of the Tympstar, also a hearing diagnostic device, in the second quarter of 2001, which was released at the beginning of 2001.

        Revenues in the Medical and Surgical Products segment decreased 4.6% to $21.2 million in the second quarter of 2002 from $22.2 million in the second quarter of 2001. The decrease in revenues was due primarily to our polymers business whose customers have been reducing inventory levels and switching to a consignment basis. Partially offsetting the deterioration in the polymer business was strong sales volume in the Corpak disposables business, which increased 8.3% over the second quarter of 2001.

        Costs and Gross Margin.    Our gross margin increased to 47.9% in the second quarter of 2002 from 47.7% in the second quarter of 2001. The higher consolidated gross margin was primarily a result of our restructuring efforts as well as increased operational efficiencies.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 1.4% to $25.6 million in the second quarter of 2002 from $25.2 million in the second quarter of 2001. As a percentage of revenues, selling, general and administrative expenses increased to 28.7% in the second quarter of 2002 from 28.4% in the second quarter of 2001. These increases can be attributed to $1.0 million of increased expenses from the establishment of our new corporate office, higher insurance costs, as well as one time expenses, such as the settlement of outstanding litigation with a distributor. The increase was partially offset by the reduction of $0.8 million in bonus accruals, which had been established in the first quarter of 2002 and the absence of goodwill amortization of $1.3 million in the second quarter of 2002 as result of the adoption of SFAS 142.

        Research and Development.    Research and development expenses decreased 3.5% to $7.9 million in the second quarter of 2002 from $8.2 million in the second quarter of 2001. The decrease was a result of higher than average research and development in the second quarter of 2001.

        Restructuring and Other Unusual Costs.    We recorded restructuring and unusual costs of $2.2 million in the second quarter of 2002, compared with $0.8 million in the second quarter of 2001. Restructuring and unusual costs in the second quarter of 2002 included $1.0 million of severance for employees, $1.0 million of facility closure costs and $0.2 million of other restructuring costs (see Note 6 to the Consolidated Financial Statements). Restructuring and unusual costs in 2001 were principally for severance and retention costs.

        Interest Expense, Net.    Interest expense was $0.4 million in the second quarter of 2002 and $0.5 million in the second quarter of 2001. Interest income was immaterial in both periods.

        Provision for Income Taxes.    Our effective tax rate decreased to 37.8% in the second quarter of 2002 from 42.0% in the second quarter of 2001. The decrease can be primarily attributed to the absence of nondeductible goodwill amortization in the second quarter of 2002. The effective tax rate exceeded the statutory federal income tax rate in the second quarter of 2002 primarily due to the impact of state income taxes. In 2001, the effective tax rate exceeded the statutory federal income tax rate primarily due to state income taxes and nondeductible amortization of goodwill.

First Six Months 2002 Compared With First Six Months 2001

        Revenues.    Revenues increased 2.3% to $181.3 million in the first six months of 2002 from $177.3 million in the first six months of 2001. Increases in revenues of $2.9 million in the Respiratory Care segment and $3.4 million in the Neurocare segment were offset by a decrease in revenues of $2.3 million in the Medical and Surgical Products segment. Total backlog decreased 7.6%.

        Revenues in the Respiratory Care segment increased 3.3% to $91.0 million in the first six months of 2002 from $88.1 million in the first six months of 2001. Revenues increased primarily due to higher revenues of 12.1% in our Respiratory Technologies business. The higher revenues can be attributed to the continued strength of our sleep diagnostics business in addition to the presence of newly launched products such as the VMAX Spectra, a lung function testing system. Partially offsetting the increase in Respiratory Technologies was a decrease of 4.9% in our Critical Care business. The decrease was substantially due to pressure on ventilator products in anticipation of the launch of the Company's AVEA product as well as the sales return in the second quarter of 2002. The impact of the sales return from a Latin American customer was a $1.9 million reduction in revenue and resulted from a change in a foreign country's government policy. The decrease was offset in part by increased demand primarily for our high frequency oscillating ventilator. Backlog decreased 0.7%.

        Revenues in the Neurocare segment increased 7.8% to $47.2 million in the first six months of 2002 from $43.8 million in the first six months of 2001, primarily due to higher volume as a result of increased demand particularly for the Company's Viking Quest product and the EEG product line. This increase was partially offset by lower demand for certain hearing diagnostics products due to the anticipation of the full release of Audera, a new hearing diagnostics product, in the second half of the year. Also offsetting the increase was unusually high sales volume of the Tympstar, also a hearing diagnostic device, in the first half of 2001, which was released at the beginning of 2001. Backlog decreased 6.3%.

        Revenues in the Medical and Surgical Products segment decreased 5.1% to $43.1 million in the first six months of 2002 from $45.4 million in the first six months of 2001. The decrease in revenues was partially the result of our polymers business having abnormally large sales volume in the first quarter of 2001 as well as customer reductions in inventories. In addition, two large customers of this business began buying from us on a consignment basis in the first quarter of 2002 resulting in purchases being deferred to future quarters. Partially offsetting the deterioration in the polymers business was strong sales volume in the Corpak disposables business. Backlog, which decreased 21.7%, was also negatively impacted by the switch of the two large customers to a consignment basis.

        Costs and Gross Margin.    Our gross margin increased to 47.7% in the first six months of 2002 from 46.9% in the first six months of 2001. The higher consolidated gross margin was primarily a result of our restructuring efforts as well as increased operational efficiencies.

        Selling, General and Administrative.    Selling, general and administrative expenses decreased 0.4% to $51.5 million in the first six months of 2002 from $51.7 million in the first six months of 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 28.4% in the first six months of 2002 from 29.2% in the first six months of 2001. These decreases can be attributed to lower costs resulting from our restructuring efforts, and the absence of goodwill amortization of $2.6 million in the first six months of 2002 as a result of the adoption of SFAS 142, partially offset by increased expenses of $2.1 million from the establishment of our new corporate office.

        Research and Development.    Research and development expenses increased 5.2% to $15.9 million in the first six months of 2002 from $15.1 million in the first six months of 2001. The increase was primarily due to higher research and development costs for several new products in various stages of development.

        Restructuring and Other Unusual Costs.    We recorded restructuring and unusual costs of $3.2 million in the first six months of 2002, compared with $1.1 million in the first six months of 2001. Restructuring and unusual costs in the first half of 2002 included $1.2 million of severance for employees, $1.6 million of facility closure costs and $0.4 million of other restructuring costs (see Note 6 to the Consolidated Financial Statements). Restructuring and unusual costs in 2001 were principally for severance and retention costs.

        We anticipate taking an estimated $0.7 million of charges for additional restructuring actions in 2002 to achieve cost synergies including $0.2 million for the consolidation of a Neurocare facility in Germany with our Jaeger facility and an additional $0.5 million for the closure of our Colorado facility and its consolidation with our Wisconsin facility. These costs will be charged to operations, and the cash outlays will occur, over the remainder of 2002. The Company may take additional restructuring actions as part of our continuing plan to achieve cost synergies and streamline operations.

        Interest Expense, Net.    Interest expense was $0.9 million in the first six months of 2002 and $1.0 million in the first six months of 2001. Interest income was immaterial in both periods.

        Provision for Income Taxes.    Our effective tax rate decreased to 37.9% in the first six months of 2002 from 42.0% in the first six months of 2001. The decrease can be primarily attributed to the absence of nondeductible goodwill amortization in the first six months of 2002. The effective tax rate exceeded the statutory federal income tax rate in the first half of 2002 primarily due to the impact of state income taxes. In 2001, the effective tax rate exceeded the statutory federal income tax rate primarily due to state income taxes and nondeductible amortization of goodwill.

Liquidity and Capital Resources

        Cash generated from operating activities was $4.3 million for the first six months of 2002. Our cash flow primarily reflects net income, excluding the non-cash effect associated with depreciation and amortization. Cash used in operations includes an increase in inventories of $13.6 million, primarily due to higher raw material inventory to be used in the production of new products expected to be launched in the third and fourth quarters of 2002. In addition, cash of $5.6 million was generated from a decrease in accounts receivables.

        Cash used in investing activities was $6.0 million for the first six months of 2002. Capital expenditures were the principal component of our investing activities. We purchased property, plant and equipment using cash of $5.5 million in the first six months of 2002. During the remainder of 2002, we expect to make capital expenditures of approximately $6.5 million. In order to replace an outdated industrial plant, $4.7 million of the $6.5 million is expected to be used to construct a new manufacturing facility in Massachusetts for our Thermedics operation which makes medical and industrial grade polyurethanes and polyurethane films. We expect our capital expenditures to be funded with cash from operations or short-term borrowings.

        For the first six months of 2002, our financing activities used cash of $4.5 million. This use is primarily the result of the repayment of $33.3 million of indebtedness owed to our former parent company, offset by borrowings of $29.3 million under a revolving credit facility established in the second quarter of 2002, which is discussed below.

        Our consolidated net working capital was $102.1 million at June 29, 2002, compared with $89.5 million at December 29, 2001. Our cash and cash equivalents totaled $9.6 million at June 29, 2002, compared with $15.0 million at December 29, 2001.

        On May 31, 2002, we entered into a three-year syndicated $60.0 million Senior Revolving Credit Facility (the "Facility"), which was used, in part, to repay our indebtedness to our former parent company in the amount of $33.3 million. At June 29, 2002, $29.3 million was outstanding under the Facility at a 3.87% weighted average interest rate. Under the terms of the Facility, we are subject to certain debt covenants. VIASYS is in compliance with these covenants at June 29, 2002 and does not expect them to limit or restrict our ability to borrow from the credit facility in fiscal year 2002. VIASYS intends to use the Facility to fund acquisitions and for general corporate purposes (see Note 9 to the Consolidated Financial Statements).

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

        The Internal Revenue Service ruling with respect to the spinoff distribution of our common stock by Thermo Electron contemplated a public offering of 10% to 20% of our stock within one year after the distribution. We do not believe that we currently need the proceeds from a public offering to operate the business and sustain growth. In addition, because we believe that to complete a public equity offering prior to the anniversary of the Spinoff Date is not in the best interests of our stockholders, we are currently appealing the deadline in this ruling. Management believes that the appeal will be decided favorably. However, if we are unsuccessful in our appeal, we will need to complete an equity offering by the original deadline of November 15, 2002. In the event we could not complete the equity offering by this deadline, the distribution could become taxable to Thermo Electron. We have agreed to fully indemnify Thermo Electron for any tax liability related to the Spinoff. If this were to occur, it would have a significant adverse effect on our financial condition and results of operations.

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

Item 6—Exhibits and Reports on Form 8-K

(a)
Exhibits

99.1
Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

99.2
Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

(b)
Reports on Form 8-K

  On May 16, 2002, the Company filed a Current Report on Form 8-K to file, under Item 4 of the Form, information regarding the engagement of Ernst & Young, LLP and the dismissal of Arthur Andersen LLP as the Company's auditors.

  On May 24, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated May 23, 2002 regarding the FDA clearance of the Company's AVEA ventilator. This report was subsequently amended on July 16, 2002, to correct a minor error in the filing itself.

  On June 6, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information contained in its press release dated June 4, 2002 regarding the Company obtaining a $60 million revolving credit facility.

  On August 1, 2002, the Company filed a Current Report on Form 8-K to file, under Item 5 and 9 of the Form, information contained in its amended press release dated July 30, 2002 relating to the Company's financial results for the quarter ended June 29, 2002 and information regarding the breakdown of the Company's Respiratory Care segments revenue and backlog into Critical Care revenue and backlog and Respiratory Technologies revenue and backlog.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of August 2002.

VIASYS HEALTHCARE INC.
By:	/s/ RANDY H. THURMAN Randy H. Thurman Chairman of the Board, President and Chief Executive Officer
By:	/s/ MARTIN P. GALVAN Martin P. Galvan Principal Financial and Accounting Officer

Exhibit Index

99.1
Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

99.2
Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

QuickLinks

  Item 1—Financial Statements
VIASYS HEALTHCARE INC. CONDENSED CONSOLIDATED BALANCE SHEETS
VIASYS HEALTHCARE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
VIASYS HEALTHCARE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
VIASYS HEALTHCARE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VIASYS HEALTHCARE INC NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2— Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3— Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1— Legal Proceedings
  Item 6 —Exhibits and Reports on Form 8-K
SIGNATURE
Exhibit Index