Form 10-Q
period 2002-09-28
VIASYS HEALTHCARE INC
filed 2002-11-12
CIK 1123361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Quarter Ended September 28, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 1-16121

VIASYS HEALTHCARE INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3505871 (IRS Employer Identification No.)
227 Washington Street, Conshohocken, Pennsylvania (Address of principal Executive Offices)	19428 (Zip Code)
(Registrant's telephone number, including area code) (610) 862-0800

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 6, 2002
Common Stock, $.01 par value	26,211,003

Item 1—Financial Statements

VIASYS HEALTHCARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2002	December 29, 2001
	(Unaudited) (In thousands except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$10,263	$14,968
Accounts receivable, less allowances of $7,260 and $6,981	71,911	75,013
Inventories:
Raw materials and supplies	47,567	36,466
Work in process	9,620	7,510
Finished goods	28,672	25,985
Deferred tax asset	16,475	16,360
Prepaid expenses	4,550	4,678

	189,058	180,980

Property, Plant and Equipment, at Cost	92,603	85,760
Less: Accumulated depreciation and amortization	61,221	56,797

	31,382	28,963

Goodwill, net	154,017	151,816
Intangible Assets, net	7,308	6,215
Assets of discontinued operations	25,794	35,959
Other Assets	3,915	1,342

	$411,474	$405,275

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes payable	$35,057	$33,357
Accounts payable	18,122	20,122
Accrued payroll and employee benefits	12,390	12,828
Deferred revenue	8,986	8,314
Accrued installation and warranty costs	4,446	4,460
Accrued commissions	2,733	4,020
Other accrued expenses	12,463	14,963

	94,197	98,064

Liabilities of discontinued operations	1,771	2,533
Deferred Income Taxes and Other Deferred Items	4,998	5,010

	6,769	7,543
Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 26,060,426 and 26,037,362 shares issued	261	260
Capital in excess of par value	263,803	263,171
Retained earnings	43,606	39,259
Treasury Stock, 5,597 shares and 0 shares	(111)	—
Deferred compensation	—	(158)
Accumulated other comprehensive income (loss)	2,949	(2,864)

	310,508	299,668

	$411,474	$405,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 28, 2002	September 29, 2001
	(Unaudited) (In thousands except per share amounts)
Revenues	$86,675	$82,375

Costs and Operating Expenses:
Cost of revenues	47,038	43,253
Selling, general and administrative expenses	25,724	23,606
Research and development expenses	5,776	7,373
Restructuring and other unusual costs	624	716

	79,162	74,948

Operating Income	7,513	7,427
Interest Income	222	42
Interest Expense	(559)	(466)
Other Expense, Net	—	103

Income from Continuing Operations before Income Taxes	7,176	7,106
Provision for Income Taxes	(2,530)	(3,002)

Income from Continuing Operations	4,646	4,104
Discontinued Operations (net of ($5,685) and $285 of tax)	(9,689)	434

Net (Loss) Income	$(5,043)	$4,538

Earnings (Loss) per Share:
Basic:
Continuing Operations	.18	.16
Discontinued Operations	(.37)	.01

	$(.19)	$.17

Diluted:
Continuing Operations	.18	.16
Discontinued Operations	(.37)	.01

	$(.19)	$.17

Weighted Average Shares:
Basic	26,060	26,000

Diluted	26,060	26,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASIS HEALTHCARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 28, 2002	September 29, 2001
	(Unaudited) (In thousands except per share amounts)
Revenues	$257,446	$248,877

Costs and Operating Expenses:
Cost of revenues	136,952	131,891
Selling, general and administrative expenses	74,263	71,438
Research and development expenses	20,513	21,779
Restructuring and other unusual costs	3,817	1,840

	235,545	226,948

Operating Income	21,901	21,929
Interest Income	343	102
Interest Expense	(1,476)	(1,446)
Other Expense, Net	—	(31)

Income from Continuing Operations before Income Taxes	20,768	20,554
Provision for Income Taxes	(7,683)	(8,669)

Income from Continuing Operations	13,085	11,885
Discontinued Operations (net of ($5,104) and $584 of tax)	(8,738)	893

Net Income	$4,347	$12,778

Earnings per Share:
Basic:
Continuing Operations	.50	.46
Discontinued Operations	(.33)	.03

	$.17	$.49

Diluted:
Continuing Operations	.49	.46
Discontinued Operations	(.33)	.03

	$.16	$.49

Weighted Average Shares:
Basic	26,055	26,000

Diluted	26,663	26,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 28, 2002	September 29, 2001
	(Unaudited) (In thousands)
Operating Activities:
Net income	$4,347	$12,778
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(769)	(893)
Provision for writedown of assets held by discontinued operations	9,507	—
Depreciation and amortization	7,441	9,630
Provision for losses on accounts receivable	1,658	1,222
Provision for writedown of assets	868	—
Other noncash items	166	(141)
Changes in current accounts:
Accounts receivable	2,749	(5,269)
Inventories	(14,733)	(4,604)
Other current assets	(1,273)	638
Accounts payable	(2,223)	(1,699)
Other current liabilities	(3,583)	3,223
Other	(270)	—

Net cash provided by continuing operating activities	3,885	14,885
Net cash provided by discontinued operating activities	718	1,198

Net cash provided by operating activities	4,603	16,083
Investing Activities:
Purchases of property, plant and equipment	(9,774)	(6,424)
Purchases of intangible assets	(1,810)	(1,895)
Proceeds from sale of property, plant and equipment	601	922
Advances to former affiliate, net	—	1,535
Investing activities of discontinued operations	(381)	(400)

Net cash used in investing activities	(11,364)	(6,262)
Financing Activities:
Net transfer to former parent company	—	(2,948)
Increase (Decrease) in short-term borrowings	1,700	(7,394)
Deferred charges related to credit facility	(782)	—
Proceeds from issuance of common stock under option plans	522	—
Financing activities of discontinued operations	—	(6,108)
Other, net	(42)	250

Net cash provided by (used in) financing activities	1,398	(16,200)

Exchange Rate Effect on Cash and Cash Equivalents	658	170

Decrease in Cash and Cash Equivalents	(4,705)	(6,209)
Cash and Cash Equivalents at Beginning of Period	14,968	12,611

Cash and Cash Equivalents at End of Period	$10,263	$6,402

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

1.    General

        The interim condensed consolidated financial statements presented have been prepared by VIASYS Healthcare Inc. (the "Company"), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at September 28, 2002, the results of operations for the three and nine month periods ended September 28, 2002 and September 29, 2001 and the statement of cash flows for the nine month periods ended September 28, 2002 and September 29, 2001. Interim results are not necessarily indicative of results for a full year.

        The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Condensed Consolidated Financial Statements on Form 10-K, as filed with the Securities and Exchange Commission.

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

3.    Comprehensive Income

        Comprehensive income combines net income and foreign currency translation adjustments, which is the only component of the accumulated other comprehensive income (loss) that is presented as a separate component of stockholders' equity in the accompanying balance sheet. The year-to-date change in comprehensive income is primarily the result of the writedown of assets related to the discontinued operation in the third quarter of 2002 partially offset by the weakening of the dollar relative to the euro primarily in the second quarter of 2002.

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
		(In thousands)
Net (Loss) Income	$(5,043)	$4,538	$4,347	$12,778
Effect of Cumulative Translation Adjustment	(1,014)	1,361	5,813	26

Comprehensive (Loss) Income	$(6,057)	$5,899	$10,160	$12,804

4.    Earnings per Share

        The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002*	September 29, 2001	September 28, 2002	September 29, 2001
	(In thousands except per share amounts)
Basic Weighted Average Shares	26,060	26,000	26,055	26,000
Dilutive Effect of Stock Options Outstanding	—	—	608	—

Diluted Weighted Average Shares	26,060	26,000	26,663	26,000

*
Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted average number of shares used to compute diluted EPS is equal to the weighted average number of shares used in the basic EPS computation.

5.    Business Segment Information

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
		(In thousands)
Revenues from Continuing Operations:
Respiratory Care	$48,311	$43,533	$139,321	$131,623
Neurocare	22,353	22,447	69,553	66,240
Medical and Surgical Products	16,011	16,395	48,572	51,014

	$86,675	$82,375	$257,446	$248,877

Operating Income from Continuing Operations:
Respiratory Care	$6,155	$5,061	$17,650	$14,619
Neurocare	908	868	2,027	1,266
Medical and Surgical Products	2,290	3,045	8,004	8,927
Corporate(a)	(1,840)	(1,547)	(5,780)	(2,883)

Total Operating Income from Continuing Operations	7,513	7,427	21,901	21,929
Interest and Other Expense, Net	(337)	(321)	(1,133)	(1,375)
Provision for Income Taxes	(2,530)	(3,002)	(7,683)	(8,669)
Income from Discontinued Operations, net	(9,689)	434	(8,738)	893

Net (Loss) Income	$(5,043)	$4,538	$4,347	$12,778

	September 28, 2002	December 29, 2001
	(In thousands)
Goodwill:
Respiratory Care(b)	$93,655	$91,454
Neurocare	52,509	52,509
Medical and Surgical Products	7,853	7,853

	$154,017	$151,816

(a)
Primarily general and administrative expenses.

(b)
The change in the balance of goodwill is as a result of the foreign currency translation adjustment.

6.    Restructuring and Other Unusual Costs

2002 Plan

        For the three and nine months ended September 28, 2002, the Company recorded $408,000 and $1,251,000, respectively, of restructuring costs related to the closure of a facility in Colorado and its consolidation with the main Neurocare facility in Wisconsin. Included in this amount is severance for 51 employees. The Company anticipates recording an estimated $300,000 for additional restructuring actions in 2002, which includes expenses related the closure of a Neurocare facility in Germany and its consolidation with our Jaeger facility and expenses related to the closure of the Colorado facility and its consolidation with the main Neurocare facility in Wisconsin.

2001 Plan

        The 2001 restructuring actions included headcount reductions and consolidation of facilities. Included is the closure of the Neurocare segment's operating facility in New Hampshire and its consolidation with existing operations in Wisconsin. This segment has also vacated a sales and service office in France and has appointed a third party distributor. The Respiratory Care segment has closed five sales and service operations in Germany and Austria and has consolidated operations into an existing facility in Germany. Also included is severance for 154 employees across all functions, of which 152 had been severed as of September 28, 2002. The Company expects the 2001 Plan restructuring actions to be substantially complete by the end of 2002.

        During 2001, the Company recorded restructuring and other unusual costs of $3,965,000 associated with this plan. Restructuring and unusual costs consist of cash costs, including $3,697,000 of severance, $97,000 for abandoned facilities and $171,000 of other costs.

        For the three and nine month periods ended September 28, 2002, the Company recorded restructuring and other unusual costs associated with this plan of $216,000 and $2,566,000, respectively. Year-to-date restructuring and unusual costs consist of costs, including $584,000 of severance, $1,629,000 for abandoned facilities and $353,000 of other costs. The costs related to abandoned facilities include a non-cash charge of $868,000 that was recorded to write down the book value of our New Hampshire facility to its estimated net realizable value. This facility is currently held for sale.

6.    Restructuring and Other Unusual Costs—(Continued)

        The following table summarizes accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet.

	Severance	Employee Retention	Abandoned Facilities	Other	Total
	(In thousands)
2001 Restructuring Plan
Costs accrued in 2001 (a)	$3,697	$—	$97	$171	$3,965
2001 Payments	(1,462)	—	(51)	(106)	(1,619)
Currency translation	(31)	—	—	—	(31)

Balance at December 29, 2001	$2,204	$—	$46	$65	$2,315

Costs accrued in 2002 (b)	584	79	1,629	274	2,566
Non-cash writedown of asset	—	—	(868)	—	(868)
2002 Payments	(2,356)	(79)	(687)	(252)	(3,374)
Currency translation	189	—	—	—	189

Balance at September 28, 2002	$621	$—	$120	$87	$828

2002 Restructuring Plan
Costs accrued in 2002 (c)	$945	$—	$114	$192	$1,251
2002 Payments	(939)	—	(84)	(91)	(1,114)
Currency translation	—	—	—	—	—

Balance at September 28, 2002	$6	$—	$30	$101	$137

(a)
Reflects costs of $2,514, $1,349 and $102 in the Respiratory Care, Neurocare and Medical and Surgical Products segments, respectively.

(b)
Reflects costs of $236 and $1,998 in the Respiratory Care and Neurocare segments, respectively, as well as $332 related to corporate.

(c)
Reflects costs of $1,251 in the Neurocare segment.

7.    Contingencies

        The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company's financial position or results of operations.

8.    Goodwill and Other Intangible Assets

        The Company has adopted the provisions of the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective with the fiscal year beginning December 30, 2001. In accordance with the provisions of SFAS 142, the Company completed step one of the impairment test of goodwill that existed on the Company's consolidated balance sheet at the date of adoption and has determined that there was no impairment of goodwill.

        The impact of the adoption of SFAS 142 on the Company's 2002 income from continuing operations, net of tax, for the three and nine month periods ended September 28, 2002 was to decrease goodwill amortization by approximately $1,115,000 and $3,349,000, respectively, resulting in an increase in net income after tax of $1,049,000 and $3,151,000, respectively, and in basic and diluted earnings per share of $.04 and $.12, respectively.

        The following table reflects consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the nine month period ended September 29, 2001:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
	(In thousands except per share amounts)
Income from Continuing Operations, after-tax:
As reported	$4,646	$4,104	$13,085	$11,885
Goodwill amortization (net of tax of $0, $66, $0 and $198)	—	1,049	—	3,151

As adjusted	$4,646	$5,153	$13,085	$15,036

Basic Earnings Per Share from Continuing Operations:
As reported	$.18	$.16	$.50	$.46
Goodwill amortization (net of tax of $0, $0, $0 and $.01)	—	.04	—	.12

As adjusted	$.18	$.20	$.50	$.58

Diluted Earnings Per Share from Continuing Operations:
As reported	$.18	$.16	$.49	$.46
Goodwill amortization (net of tax of $0, $0, $0 and $.01)	—	.04	—	.12

As adjusted	$.18	$.20	$.49	$.58

        Other amortizable intangible assets have an average life of 3-17 years and consist of the following:

	September 28, 2002	December 29, 2001
	(In thousands)
Software	$12,622	$10,373
Patents	540	300
Other Intangibles	1,277	1,262

	14,439	11,935
Less: Accumulated Amortization	7,131	5,720

	$7,308	$6,215

        Amortization expense of other intangible assets for the three months ended September 28, 2002 and September 29, 2001 was $490,000 and $354,000, respectively, and for the nine months ended September 28, 2002 and September 29, 2001 was $1,410,000 and $1,043,000, respectively.

        Estimated amortization expense of other intangible assets for the next five years is as follows (in thousands):

For the year ended December 28, 2002	$1,935
For the year ended January 3, 2004	$1,532
For the year ended January 1, 2005	$1,291
For the year ended December 31, 2005	$760
For the year ended December 30, 2006	$420

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

        The Company is also subject to commitment fees on the unused portion of the Facility, the amounts of which are not material. Under the terms of the Facility, the Company is also subject to certain debt covenants. The Company is in compliance with these debt covenants as of September 28, 2002 which limit its debt to a maximum of 2.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA"), require a minimum EBITDA to interest expense ratio of 4.0, limit aggregate annual capital expenditures to $20,000,000 and require a minimum stockholder's equity balance. At September 28, 2002, there was $35,000,000 outstanding under the Facility at a 3.65% weighted average interest rate.

10.    Discontinued Operation

        On September 25, 2002, the Company announced its plan to exit the patient monitoring business by divesting Medical Data Electronics ("MDE"). In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Condensed Consolidated Financial Statements have been restated to account for MDE as a discontinued operation. MDE was previously part of the Medical and Surgical Products segment. In conjunction with the announcement to divest MDE, the Company recorded an estimated after-tax charge of $9,507,000 ($15,000,000 pre-tax) to writedown the assets of MDE to their net realizable value. This charge is included in the discontinued operations line on the income statement. Operating results of the discontinued operation are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
	(In thousands)
Revenues	$2,663	$5,561	$13,179	$16,349
Income (loss) before income taxes	(15,374)	719	(13,842)	1,477
Net income (loss)	(9,689)	434	(8,738)	893

        The net assets of MDE which were reclassified out of the Medical and Surgical Products segment and into discontinued operations are as follows:

	September 28, 2002	December 29, 2001
	(In thousands)
Inventories and other current assets	$13,910	$9,136
Property, plant and equipment, net	1,168	1,107
Other assets	10,716	25,716
Accounts Payable and other current liabilities	(1,771)	(2,533)

Net assets of discontinued operations	$24,023	$33,426

11.    Subsequent Event

        On October 16, 2002, the Company completed the acquisition of E.M.E. (Electro Medical Equipment) Limited ("EME") of Brighton, U.K. and its related U.S. operations for $22,500,000, of which approximately $19,291,000 was in cash, $959,000 was in loan notes and $2,250,000 was in 145,535 shares of restricted VIASYS common stock. The cash portion of the purchase price was financed by the Company's $60,000,000 credit facility. EME is a manufacturer and supplier of devices and disposables for the non-invasive treatment of newborns with respiratory problems. For the fiscal year ended January 31, 2002, EME reported revenues of approximately $14,500,000.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements relating to our anticipated costs for additional restructuring actions in 2002, our expected capital expenditures for 2002 and whether such capital expenditures will be funded with cash from operations or short-term borrowings, and whether the covenants under our credit facility will restrict our ability to borrow thereunder. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks, "estimates," and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this Quarterly Report. There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including the risk factors set forth in our Annual Report on Form 10-K, filed on March 27, 2002 with SEC, under the caption "Risk Factors."

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

Results of Operations

        The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and Operating Expenses:
Cost of revenues	54.3	52.5	53.2	53.0
Selling, general and administrative expenses	29.7	28.7	28.8	28.7
Research and development expenses	6.7	9.0	8.0	8.8
Restructuring and other unusual costs	0.7	0.9	1.5	0.7

	91.4	91.1	91.5	91.2
Operating Income from Continuing Operations	8.6	8.9	8.5	8.8
Other Expenses, Net	(0.3)	(0.4)	(0.5)	(0.6)
Provision for Income Taxes	(2.9)	(3.6)	(3.0)	(3.5)

Income from Continuing Operations	5.4%	4.9%	5.0%	4.7%

Income from Discontinued Operations, Net	(11.2)	.5	(3.4)	.4

Net (Loss) Income	(5.8)%	5.4%	1.6%	5.1%

Third Quarter 2002 Compared With Third Quarter 2001

        Revenues.    Revenues from continuing operations increased 5.2% to $86.7 million in the third quarter of 2002 from $82.4 million in the third quarter of 2001. The increase in revenues of $4.8 million in the Respiratory Care segment were offset by a decrease in revenues of $0.4 million in the Medical and Surgical Products segment.

        Revenues in the Respiratory Care segment increased 11.0% to $48.3 million in the third quarter of 2002 from $43.5 million in the third quarter of 2001. This increase can be attributed to revenue increases of 14.9% and 7.0% in our Critical Care and Respiratory Technologies businesses, respectively. In our Critical Care business the increase in revenues was due to large sales in Russia and China, an increase in sales in the homecare market and the commencement of shipments of AVEA and Vela ventilator products. In our Respiratory Technologies business, revenue increased as a result of higher volume sales across all product lines and the addition of new products such as the ORION CPAP, a sleep therapy product, which was launched in the third quarter of 2002.

        Revenues in the Neurocare segment remained the same at $22.4 million for the third quarter of 2002 as compared to the third quarter of 2001, while gross margin was negatively impacted in the third quarter of 2002 because of higher sales of lower margin products as well as duplicate costs incurred in the transfer of manufacturing facilities in Colorado to Wisconsin.

        Revenues in the Medical and Surgical Products segment decreased 2.3% to $16.0 million in the third quarter of 2002 from $16.4 million in the third quarter of 2001. The decrease in revenues was due primarily to the performance of Thermedics, our industrial polymer business which continues to be impacted by poor economic conditions, partially offset by the increased sales of MedSystems, our medical disposable business.

        Costs and Gross Margin.    Our consolidated gross margin decreased to 45.7% in the third quarter of 2002 from 47.5% in the third quarter of 2001. The decrease in gross margin was due to a number of factors including product start-up costs for AVEA and Vela, the higher volume sales of lower margin products in our critical care and neurocare businesses as well as the duplicate costs incurred in the transfer of manufacturing facilities from Colorado to Wisconsin.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 9.0% to $25.7 million in the third quarter of 2002 from $23.6 million in the third quarter of 2001. As a percentage of revenues, selling, general and administrative expenses increased to 29.7% in the third quarter of 2002 from 28.7% in the third quarter of 2001. These increases can be attributed to expenses from the establishment of a new corporate office, as well as increased marketing, legal, audit and insurance costs. Partially offsetting these expenses was the absence of goodwill amortization of $1.1 million in the third quarter of 2002 as a result of the adoption of SFAS 142.

        Research and Development.    Research and development expenses decreased 21.7% to $5.8 million in the third quarter of 2002 from $7.4 million in the third quarter of 2001 due to the timing of work performed by outside contractors.

        Restructuring and Other Unusual Costs.    We recorded restructuring and unusual costs of $0.6 million in the third quarter of 2002, compared with $0.7 million in the third quarter of 2001. Restructuring and unusual costs in the third quarter of 2002 included $0.4 million of severance for employees, $0.1 million of facility closure costs and $0.1 million of other restructuring costs (See Note 6 to the Condensed Consolidated Financial Statements). Restructuring and unusual costs in 2001 were principally for severance and retention costs.

        Interest Expense, Net.    Interest expense was $0.6 million in the third quarter of 2002 and $0.5 million in the third quarter of 2001. Interest income was immaterial in both periods.

        Provision for Income Taxes.    Our effective tax rate decreased to 35.3% in the third quarter of 2002 from 42.3% in the third quarter of 2001. The decrease can be primarily attributed to an adjustment in the third quarter to reflect a year-to-date effective tax rate of 37.0% and the absence of nondeductible goodwill amortization in the third quarter of 2002. The effective tax rate exceeded the statutory federal income tax rate in the third quarter of 2002 primarily due to the impact of state income taxes. In 2001, the effective tax rate exceeded the statutory federal income tax rate primarily due to state income taxes and nondeductible amortization of goodwill.

        Discontinued Operation.    On September 25, 2002, the Company announced its plan to exit the patient monitoring business by divesting Medical Data Electronics ("MDE"). In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Condensed Consolidated Financial Statements have been restated to account for MDE as a discontinued operation. In conjunction with this announcement the Company recorded an estimated after-tax charge of $9.5 million in the third quarter of

2002 to writedown the assets of MDE to their net realizable value. This charge is included in the discontinued operations line on the income statement. For the three months ended September 28, 2002 the operating loss after tax, excluding the writedown, was $0.2 million and for the three months ended September 29, 2001 MDE had operating income after tax of $0.4 million. (See Note 10 to the Condensed Consolidated Financial Statements.)

First Nine Months 2002 Compared With First Nine Months 2001

        Revenues.    Revenues from continuing operations increased 3.4% to $257.4 million for the first nine months of 2002 from $248.9 million for the first nine months of 2001. Increases in revenues of $7.7 million in the Respiratory Care segment and $3.3 million in the Neurocare segment were offset by a decrease in revenues of $2.4 million in the Medical and Surgical Products segment. Total backlog decreased 5.7%.

        Revenues in the Respiratory Care segment increased 5.8% to $139.3 million in the first nine months of 2002 from $131.6 million in the first nine months of 2001. Revenues increased in our Respiratory Care segment primarily due to a 10.4% increase of revenues in our Respiratory Technologies business. The higher revenues can be attributed to the continued strength of our sleep diagnostics business in addition to the revenues of new products such as the VMAX Spectra, a lung function testing system and the ORION CPAP, a sleep therapy product, which were launched in 2002. We also had a revenue increase of 1.6% in our Critical Care business. This increase is a result of the launch of the AVEA and Vela products in the third quarter of 2002 as well as higher demand for existing products particularly for our high frequency oscillating ventilator. Partially offsetting the increase was a sales return in the second quarter of 2002. The impact of the sales return from a Latin American customer was a $1.9 million reduction in revenue and resulted from a change in a foreign country's government policy. Backlog decreased 9.2% primarily as a result of the launch of our AVEA product much of which had been on order since 2001.

        Revenues in the Neurocare segment increased 5.0% to $69.6 million in the first nine months of 2002 from $66.2 million in the first nine months of 2001, primarily due to higher volume as a result of increased demand particularly for the Company's Vascular equipment, the Viking Quest product and the EEG product line. This increase was partially offset by lower demand for certain hearing diagnostics products due to the anticipation of the full release of Audera, a new hearing diagnostics product. Also offsetting the increase was unusually high sales volume of the Tympstar, also a hearing diagnostic device, following its release in the first half of 2001. Due to continued challenges in the Latin American market and a temporary disruption caused by our vascular facility move, backlog decreased 18.5%.

        Revenues in the Medical and Surgical Products segment decreased 4.8% to $48.6 million in the first nine months of 2002 from $51.0 million in the first nine months of 2001. The decrease in revenues was partially the result of Thermedics having abnormally large sales volume in the first quarter of 2001 combined with customer reductions in polymer inventories in 2002. Partially offsetting the deterioration in Thermedics was strong sales volume growth in MedSystems, our medical disposables business. The backlog increase of 18.3% can be attributed mainly to strong orders for orthopedic products received by our Tecomet business.

        Costs and Gross Margin.    Our consolidated gross margin decreased to 46.8% in the first nine months of 2002 from 47.0% in the first nine months of 2001. The lower consolidated gross margin was primarily a result of new product start-up costs, duplicate costs related to facility consolidation and higher sales of lower margin products offset by our restructuring efforts as well as increased operational efficiencies.

        Selling, General and Administrative.    Selling, general and administrative expenses increased 4.0% to $74.3 million in the first nine months of 2002 from $71.4 million in the first nine months of 2001. As a percentage of revenues, selling, general and administrative expenses increased to 28.8% in the first nine months of 2002 from 28.7% in the first nine months of 2001. This increase can be attributed to costs related to the establishment of the new corporate office, as well as marketing, legal, insurance and auditing expenses. Partially offsetting these expenses were lower costs resulting from our restructuring efforts and the absence of goodwill amortization of $3.3 million in the first nine months of 2002 as a result of the adoption of SFAS 142.

        Research and Development.    Research and development expenses decreased 5.8% to $20.5 million in the first nine months of 2002 from $21.8 million in the first nine months of 2001.

        Restructuring and Other Unusual Costs.    We recorded restructuring and unusual costs of $3.8 million in the first nine months of 2002, compared with $1.8 million in the first nine months of 2001. Restructuring and unusual costs in the nine months of 2002 included $1.5 million of severance for employees, $1.8 million of facility closure costs and $0.5 million of other restructuring costs (see Note 6 to the Condensed Consolidated Financial Statements). Restructuring and unusual costs in 2001 were principally for severance and retention costs.

        We anticipate recording an estimated $0.3 million of charges for additional restructuring actions in 2002 to achieve cost synergies including charges for the consolidation of a Neurocare facility in Germany with our Jaeger facility and additional expenses for the closure of our Colorado facility and its consolidation with our Wisconsin facility. These costs will be charged to operations and the cash outlays will occur over the remainder of 2002.

        Interest Expense, Net.    Interest expense was $1.5 million in the first nine months of 2002 and $1.4 million in the first nine months of 2001. Interest income was immaterial in both periods.

        Provision for Income Taxes.    Our effective tax rate decreased to 37.0% in the first nine months of 2002 from 42.2% in the first nine months of 2001. The decrease can be primarily attributed to the absence of nondeductible goodwill amortization in the first nine months of 2002. The effective tax rate exceeded the statutory federal income tax rate in the first nine months of 2002 primarily due to the impact of state income taxes. In 2001, the effective tax rate exceeded the statutory federal income tax rate primarily due to state income taxes and nondeductible amortization of goodwill.

        Discontinued Operation.    In conjunction with the announcement to divest MDE the Company recorded an estimated after-tax charge of $9.5 million in the third quarter of 2002 to writedown the assets of MDE to their net realizable value. This charge is included in the discontinued operations line on the condensed consolidated financial statements. Excluding the writedown, for the nine months ended September 28, 2002 and September 29, 2001, operating income after tax was $0.8 million and $0.9 million, respectively. (See Note 10 to the Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

        Cash generated from operating activities from continuing operations was $3.9 million for the first nine months of 2002. Cash generated primarily reflects income from continuing operations, before taxes, depreciation and amortization, offset by an increase in inventories of $14.7 million. The increase in inventory is primarily due to the building of AVEA and Vela products in anticipation of their launch in the third quarter of 2002. In addition, complications surrounding the implementation of inventory purchasing software in our Critical Care business contributed to the increase in inventory. Cash generated by discontinued operations was $0.7 million.

        Cash used in investing activities was $11.4 million for the first nine months of 2002, of which $0.4 million was used in discontinued operations. Capital expenditures were the principal component of our investing activities. We purchased property, plant and equipment using cash of $9.8 million in the first nine months of 2002. During the remainder of 2002, we expect to make capital expenditures of approximately $3.2 million for a full year total of $13.0 million. In order to replace an outdated industrial plant, $4.7 million ($2.1 million was spent in the first nine months of 2002) of the total $13.0 million is expected to be used to construct a new manufacturing facility in Massachusetts for our Thermedics operation which makes medical and industrial grade polyurethanes and polyurethane films. We expect our capital expenditures to be funded with cash from operations or short-term borrowings.

        For the first nine months of 2002, our financing activities generated cash of $1.4 million. This source is primarily the result of borrowings of $35.0 million under a revolving credit facility (discussed below) established in the second quarter of 2002, offset by the repayment of $33.3 million of indebtedness owed to our former parent company,

        Our consolidated net working capital from continuing operations was $94.9 million at September 28, 2002, compared with $82.9 million at December 29, 2001. Our cash and cash equivalents totaled $10.3 million at September 28, 2002, compared with $15.0 million at December 29, 2001.

        On May 31, 2002, we entered into a three-year syndicated $60.0 million Senior Revolving Credit Facility (the "Facility"), which was used, in part, to repay our indebtedness to our former parent company in the amount of $33.3 million. At September 28, 2002, $35.0 million was outstanding under the Facility at a 3.65% weighted average interest rate. Under the terms of the Facility, we are subject to certain debt covenants. We are in compliance with these covenants as of September 28, 2002 and do not expect them to limit or restrict our ability to borrow from the credit facility in fiscal year 2002. (See Note 9 to the Condensed Consolidated Financial Statement.)

        Our capital requirements for 2003 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions. We may enter into acquisitions or strategic arrangements in the future that could require us to seek additional debt or equity financing.

        On October 14, 2002, we announced that the Internal Revenue Service ("IRS") issued a one year extension to complete a public offering of our stock. Under its previous ruling, related to the spinoff distribution of our common stock by Thermo Electron, the IRS contemplated a public offering of 10% to 20% of our stock within one year after the distribution.

        On October 16, 2002, we completed the acquisition of E.M.E. (Electro Medical Equipment) Limited ("EME") of Brighton, U.K. and its related U.S. operations for $22.5 million, of which approximately $19.3 million was in cash, $1.0 million was in loan notes and $2.2 million was in 145,535 shares of restricted VIASYS common stock. The cash portion of the purchase price was financed by the Company's $60.0 million credit facility. EME is a manufacturer and supplier of devices and disposables for the non-invasive treatment of newborns with respiratory problems. For the fiscal year ended January 31, 2002, EME reported revenues of approximately $14.5 million.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

        Our exposure to market risk from changes in interest rates, equity prices and foreign currency exchange rates has not changed materially from our exposure at year-end 2001.

Item 4—Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 7, 2002. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 7, 2002 in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to November 7, 2002.

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
(b)
Reports on Form 8-K

  On July 2, 2002, the Company filed a Current Report on Form 8-K to file information contained in the Press Release dated July 1, 2002 relating to comments on the second quarter and detail on earnings guidance for 2002.

  On July 16, 2002, the Company filed an amendment to the Current Report on Form 8-K filed on May 24, 2002 only to add the signature of the Chief Financial Officer which was inadvertently excluded from the original filing.

  On August 1, 2002, the Company filed a Current Report on Form 8-K to file information contained in its amended press release dated July 30, 2002 relating to the Company's financial results for the quarter ended September 28, 2002 as well as information regarding the quarterly revenue and backlog of the Company's Critical Care and Respiratory Technologies businesses.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November 2002.

VIASYS HEALTHCARE INC.
By:	/s/ RANDY H. THURMAN Randy H. Thurman Chairman of the Board, President and Chief ExecutiveOfficer
By:	/s/ MARTIN P. GALVAN Martin P. Galvan Principal Financial and Accounting Officer

Date: November 8, 2002

VIASYS Healthcare Inc.

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Randy H. Thurman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of VIASYS Healthcare Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ RANDY H. THURMAN Randy H. Thurman Chief Executive Officer

CERTIFICATION

I, Martin P. Galvan, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of VIASYS Healthcare Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

/s/ MARTIN P. GALVAN Martin P. Galvan Chief Financial Officer

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
VIASIS HEALTHCARE INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME
VIASYS HEALTHCARE INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
VIASYS HEALTHCARE INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
  Item 2— Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3— Quantitative and Qualitative Disclosures About Market Risk
  Item 4— Controls and Procedures
PART II—OTHER INFORMATION
SIGNATURE
VIASYS Healthcare Inc. CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION
CERTIFICATION
Exhibit Index