Form 10-K
period 2002-12-28
VIASYS HEALTHCARE INC
filed 2003-03-25
CIK 1123361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 28, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 001-16121

VIASYS HEALTHCARE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3505871
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
227 Washington Street, Suite 200 Conshohocken, Pennsylvania	19428
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (610) 862-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002, was approximately $454,110,000 based upon the New York Stock Exchange Composite Tape of $17.45 per common share.

        As of March 10, 2003, the registrant had 26,304,717 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2003, are incorporated by reference into Part III of this report. Copies of these documents can be obtained at no cost by calling the company's Investor Relations Department at (610) 862-0826 or by accessing the investor relations section of the company's website at www.viasyshealthcare.com.

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

        A wide range of factors could materially affect our future performance and financial and competitive position, including the following:

  •
  our projected growth of the neurocare market and the demand for respiratory technologies and critical care equipment and disposables;

  •
  our ability to capitalize on our existing installed equipment base in the respiratory technologies, critical care, neurocare and medical and surgical product markets and our research, development and marketing expertise to expand our business;

  •
  our ability to obtain and maintain regulatory approvals for our products in development, including 510(k) clearance under the Food, Drug and Cosmetic Act;

  •
  our ability to obtain a sufficient supply of raw materials from current suppliers, or, if necessary, in developing alternative sources of supply, including internal capability to produce raw materials or components, at prices competitive with our current sources;

  •
  our ability to build and/or ship, as the case may be, substantially all of our backlog at fiscal year end 2002 during the next twelve months;

  •
  spending policies of our customers;

  •
  government funding policies;

  •
  reimbursement of patients' medical expenses by government healthcare programs and private health insurers;

  •
  our ability to conduct a public offering of our stock prior to November 15, 2003;

  •
  our ability to maintain a competitive position in our industry;

  •
  our ability to increase our revenues and profits;

  •
  our ability to realize the value of the goodwill as recorded on our financial statements;

  •
  our ability to adapt and respond to uncertain and difficult global market conditions, including fluctuations in currency exchanges rates and unforeseen changes in foreign governmental rules and regulations;

  •
  our ability to work effectively and adapt to the changes in our management team;

  •
  our ability to develop brand recognition of our products and services;

  •
  our ability to protect our intellectual property rights;

  •
  our ability to maintain our rights to products and technology licensed from external sources;

  •
  our dependence on our suppliers;

  •
  our ability to integrate our business organization and acquisitions; and

  •
  market acceptance of our new products.

        This above list of factors is not exhaustive but merely illustrative of the many factors that may affect our future performance, financial and competitive position and the accuracy of our forward-looking statements. Accordingly, all forward-looking statements must be evaluated with the understanding of their inherent uncertainty.

Item 1. Business

Overview

        We are a healthcare technology company engaged in developing, manufacturing, marketing and servicing a variety of medical devices, instruments and medical and surgical products for use in the respiratory, critical care, neurocare and medical and surgical product markets. We were incorporated in Delaware in August 1995 as a wholly-owned subsidiary of Thermo Electron Corporation ("Thermo Electron" or "former parent company"). Our business was formed from the combination of a number of enterprises separately acquired or originated by Thermo Electron, including Bird Medical Systems, Bear Medical Technologies, SensorMedics and Nicolet Biomedical. On November 15, 2001 ("Spin-off Date"), as part of its reorganization plan, Thermo Electron spun off its equity interest in our company by distribution of a dividend to its stockholders of record as of November 7, 2001. This distribution resulted in the receipt by each Thermo Electron common stockholder of record of 0.1461 shares of our common stock for each share of Thermo Electron common stock owned by such common stockholder of record. References to our Company for periods before the Spin-off Date are to the combined businesses of our former parent company from which we were formed.

        The four segments through which we operate our business are:

    Our Respiratory Technologies group, which develops, manufactures, markets and services products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders.

    Our Critical Care group, which develops, manufactures, markets and services products to treat respiratory insufficiency caused by illness, injury or premature birth.

    Our NeuroCare group, which develops, manufactures, markets and services a comprehensive line of neurodiagnostic and audiology systems.

    Our Medical and Surgical Products group, which develops, manufactures and markets disposable products, specialty medical products and polyurethanes.

        We currently market our products in over 100 countries and our customers include hospitals, alternate care sites, clinical laboratories, private physicians and original equipment manufacturers. Our global revenues from continuing operations in 2002 totaled $353.9 million. Revenues, operating income from continuing operations and total assets by segment are set forth in the Notes to the Consolidated Financial Statements, which are included herein.

Our Strategy

        We focus our development and marketing activities on growth segments of the healthcare industry. We are seeking to capitalize on our research, development and marketing expertise, as well as our relationships with physicians and other medical caregivers in these markets to expand our business into high-value opportunities, including therapy and service-based products. We have augmented our internal research by in-licensing technologies that have resulted in newly launched products including SNAP and AUDIOscreener. In addition to developing these new opportunities, we are working to enhance and extend our existing product lines into next-generation products and to develop new products to broaden our existing respiratory technologies, critical care, neurocare and medical and surgical product offerings. Products that we have recently introduced include:

  •
  AVEA Mechanical Ventilator, a high-end volume/pressure/time cycle ventilator for adult, pediatric and neonatal use;

  •
  HiOx 80, a disposable device that administers high levels of oxygen and allows patient mobility;

  •
  Vela Mechanical Ventilator, a conventional volume/pressure adult and pediatric ventilator;

  •
  Orion CPAP, a system for managing obstructive sleep apnea;

  •
  Infant Flow Nasal CPAP disposables, part of a non-invasive system to deliver constant positive airway pressure to pre-term infants;

  •
  Tecotex, an engineered three-dimensional surface texture for orthopedic implants;

  •
  SNAP, a handheld device that monitors the effects of anesthesia in real time; and

  •
  AUDIOscreener, a new system for screening newborns for hearing disorders.

Principal Businesses and Products

Principal Businesses	Principal Products	Commenced Operations
Respiratory Technologies
Erich Jaeger	Pulmonary function testing and metabolic equipment	1954
SensorMedics	Pulmonary function testing equipment, sleep diagnostic equipment	1983
Health Management Systems	Contract research	1998
Critical Care
Bear Medical Systems	Adult and pediatric mechanical ventilators	1972
Bird Medical Technologies	Adult and pediatric mechanical ventilators	1954
E.M.E. (Electro Medical Equipment) Ltd	Infant nasal CPAP	1978
SensorMedics Critical Care	Specialized mechanical ventilators	1983
NeuroCare
Grason-Stadler	Hearing diagnostic equipment	1949
Nicolet Biomedical	Neurodiagnostic equipment	1967
Nicolet Vascular	Peripheral vascular testing and transcranial doppler equipment	1976
Toennies	Neurodiagnostic equipment	1936
Medical and Surgical Products
Corpak	Enteral feeding tubes and disposable respiratory accessories	1980
Stackhouse	Surgical barrier control systems and clean suits	1936
Tecomet	Surgical implant components and medical imaging components	1964
Thermedics Polymer Products	Medical grade polyurethanes and polyurethane films	1983

Respiratory Technologies

        Our Respiratory Technologies group develops, manufactures, markets and services products for the diagnosis and treatment of respiratory, circulatory and sleep-related disorders. These products are used in a variety of settings, from intensive care to homecare, but generally share a common diagnostic focus on breathing and the availability of oxygen throughout the body. We market our respiratory technologies products throughout the world to a variety of customers including hospitals, clinics, private physicians, research centers and original equipment manufacturers under the brand names Erich Jaeger and SensorMedics. Our Respiratory Technologies business is comprised of the following product lines:

  •
  services to support pharmaceutical companies and clinical research organizations;

  •
  lung function testing equipment for respiratory and circulatory disorders; and

  •
  diagnostic and therapeutic equipment for sleep-related disorders.

Health Management Systems (HMS)

        Our clinical trials business provides bio-measurement devices and data management for several major pharmaceutical companies and clinical research organizations. We assist these companies and organizations in the selection and monitoring of subjects in clinical trials which are investigating treatments for respiratory illnesses.

Lung Function Testing Equipment

        Lung or pulmonary function testing equipment measures and analyzes breathing in order to evaluate the condition of the heart, lungs and metabolism. These instruments assist in the diagnosis of heart and lung disease and in the evaluation of a patient's fitness and metabolic condition. In pulmonary function testing, a patient typically breathes into a mouthpiece connected to a diagnostic instrument. This instrument measures the gas concentration, air flow and air volume and collects data on the level of exchange of oxygen and carbon dioxide in the patient's lungs.

        We market our lung function testing equipment internationally under the SensorMedics and Erich Jaeger brand names and offer a broad line of pulmonary function testing equipment, from basic spirometry products, which measure the rate and volume of breathing, to complete pulmonary function and metabolic systems, which measure a range of heart, lung and metabolic functions. Our principal pulmonary function testing products are:

  •
  SensorMedics VMAX Spectra ("VMAX"), a portable pulmonary function and metabolic diagnostic system designed for use by healthcare providers. VMAX is a modular system that allows end-users to configure a system to their specific needs and to add diagnostic functions as those needs change. VMAX may be configured in a variety of ways, ranging from a simple spirometry system to a full-featured pulmonary function and metabolic diagnostic lab; and

  •
  Erich Jaeger MasterScreen, a full-function, pulmonary function and metabolic diagnostic system for use primarily by healthcare providers. Our MasterScreen series of products are similar to the VMAX system, but are constructed in a single configuration with fully integrated features.

        We believe that through our combined SensorMedics and Erich Jaeger businesses we represent one of the largest global manufacturers of lung function testing instruments.

Sleep Diagnostic and Therapeutic Testing Equipment

        Sleep diagnostic testing equipment measures a variety of respiratory and neurological functions to assist in the diagnosis and monitoring of sleep disorders, such as snoring and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep. Our products range from basic sleep diagnostic systems that monitor one patient, such as the SensorMedics SomnoTract, to a networked, modular, expandable sleep lab that can monitor multiple patients simultaneously, such as the SensorMedics SomnoStar. Our sleep therapy product line for homecare, including the Orion and Pegasus, are continuous positive airway pressure, or CPAP, systems that assist breathing to allow for uninterrupted sleep.

Critical Care

        Our Critical Care group develops, manufactures, markets and services a variety of medical devices to treat respiratory insufficiency caused by illness, injury or premature birth. These products are used in a variety of settings, from intensive care to homecare. We market our critical care products throughout the world to a variety of customers including hospitals, clinics, private physicians, research centers and original equipment manufacturers.

        In October 2002, we acquired E.M.E. (Electro Medical Equipment) Limited ("EME"), a developer, manufacturer, marketer and servicer of devices and disposables for the non-invasive treatment of newborns with respiratory problems. EME's main product is Infant Flow, which is based on a proprietary form of nasal CPAP (Continuous Positive Airway Pressure). EME's products provide an extension to our global critical care business and are complementary to the many products we offer for the care of the newborn.

Mechanical Ventilators

        Mechanical ventilators are used by patients who are unable to breathe adequately without assistance due to disease or injury. These devices pump heated, humidified, oxygen-enriched air into the lungs at regulated pressures, volumes and times in order to approximate normal breathing or to modify breathing to treat disorders. They are typically configured either for adult, pediatric or neonatal use and are marketed globally under the Bird, Bear, EME, SensorMedics and VIASYS Critical Care brand names.

        We offer a range of adult, pediatric and neonatal ventilators for institutional and home use, including:

Usage
Product
	Home	Institutional	Adult	Pediatric	Neonatal	Portable
AVEA Mechanical Ventilator		X	X	X	X
Vela Mechanical Ventilator		X	X	X
TBird Ventilator		X	X	X
TBird Legacy	X	X	X			X
Bear 1000 Adult Ventilator		X	X
Bird 8400 STI		X	X
Bird VIP		X		X	X
Bear Cub 750		X		X	X
  •
  AVEA Mechanical Ventilator, our high-end volume/pressure/time cycle ventilator;

  •
  VELA Mechanical Ventilator, conventional volume/pressure ventilator;

  •
  TBird Ventilator, a full-feature ventilator that can be powered by a battery and used without an air compressor, thereby facilitating the movement of patients;

  •
  TBird Legacy, a portable volume/pressure ventilator;

  •
  Bear 1000 Adult Ventilator, a full-featured ventilator for intensive care applications;

  •
  Bird 8400 STI, a full-featured ventilator for critical care applications; and

  •
  Bird VIP and the Bear Cub 750, pediatric ventilators that deliver smaller amounts of oxygen at lower pressures than adult ventilators.

Other Products

        In addition, we offer high frequency oscillatory ventilators ("HFOV"), which are specialized ventilators designed to reduce the damage to a patient's lungs that may be caused by the continuous expansion and contraction characteristic of traditional mechanical ventilation. We market our SensorMedics 3100A HFOV for use in children and premature infants who suffer acute respiratory failure and market our 3100B HFOV for use in the treatment of adult respiratory distress syndrome ("ARDS"). These ventilators provide superior oxygenation at much lower pressures, thus reducing lung damage as compared with conventional ventilators and other types of high frequency ventilators.

        We also offer a variety of related products, including:

  •
  air/oxygen blenders, which are ventilator components that regulate, in specific concentrations, the oxygen delivered by a mechanical ventilator;

  •
  ventilator accessories, such as air compressors, heated humidifiers and mounting stands; and

  •
  monitoring devices that measure the volume of gas entering and exiting a patient's lungs during mechanical ventilation.

NeuroCare

        Our NeuroCare group develops, manufactures, markets and services a comprehensive line of neurodiagnostic systems that are used by physicians and medical technologists to assist in the diagnosis of neurological, vascular, brain, auditory, psychological, learning and sleep disorders. We market our neurodiagnostic products globally to a variety of customers under brand names such as Grason-Stadler, Nicolet Biomedical and Nicolet Vascular, and offer products used in the following areas of neurodiagnostics, including:

        Electromyography and Evoked Potential—Electromyography, or EMG, is the measurement of electrical activity in the nerves and muscles. Evoked potential, or EP, is the monitoring of patient response to stimuli in order to evaluate the condition of specific nerve pathways. Physicians and technicians in the fields of neurology, physical medicine and rehabilitation use EMG and EP data to confirm the diagnosis of various diseases and disorders, including Lou Gehrig's (ALS) disease, multiple sclerosis and spinal cord injury. Our principal EMG and EP diagnostic product is the Nicolet Viking, which offers a high quality signal to distinguish electrical impulses within the body from background noise.

        Electroencephalography—An electroencephalograph, or EEG, is a visual display of electrical activity generated by nerve cells in the brain. Placing electrodes on the scalp allows the brain's activity to be amplified and displayed in rising and falling potentials called brain waves. Physicians use EEGs primarily for the diagnosis of epilepsy and the monitoring of surgical and pharmaceutical treatments. Our principal EEG diagnostic product is the Nicolet AllianceWorks digital EEG monitor, which allows screening of brain wave abnormalities. In April 2002, the FDA approved SNAP, our handheld device for monitoring the effects of anesthesia in real-time.

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

        Audiology—Audiology is the assessment of hearing, auditory performance and balance disorders using a variety of testing techniques, including the evaluation of the function of the ear and the measurement of neural responses to sound. We offer a broad range of audiology diagnostic instruments for middle ear testing in adults and children that we market under the Grason-Stadler and Nicolet

Biomedical brand names. In September 2002, we introduced the AUDIOscreener, an infant hearing screener for early detection of hearing disorders that could affect the development of speech and language abilities in children. In November 2002, we also introduced Audera, which assists physicians in fitting cochlear implants and hearing aids in children.

        Intra-Operative Monitoring—Our intra-operative monitoring products assist surgeons in preserving the functional integrity of a patient's circulatory and nervous systems during and after complex surgical procedures, such as vascular reconstruction and tumor removal. Nicolet Biomedical's primary product in this area is the Bravo Endeavor, a sophisticated 16-channel intra-operative monitoring system that provides simultaneous EEG, EP and EMG monitoring for use in the operating room and intensive care units.

        Neurosurgery—Our neurosurgery products include MicroGuide, a product for the localization of the treatment site for neurosurgical intervention in patients with Parkinsons disease. This product reduces the time required for localization and improves the accuracy of the placement of stimulation products as therapy for the treatment of tremors.

        In addition, we offer a variety of products related to our neurodiagnostic instruments, including:

  •
  Medical pocket dopplers, instruments that detect fetal heartbeats and blood clots in the legs, which we market under the Nicolet Vascular brand name;

  •
  Transcranial doppler sonographs, instruments that measure blood flow in the brain, which we market under the Nicolet Vascular brand name;

  •
  Nic Vue Patient Administrator database software, which manages patient data from multiple Nicolet Biomedical applications and across multiple patient visits and enables the review of data acquired across Nicolet Biomedical's neurodiagnostic systems; and

  •
  Ultrasom sleep study systems, instruments that measure a variety of neurological functions and assist in the diagnosis and monitoring of sleep disorders, which we market under the Ultrasom brand name.

        In contrast to many other neurodiagnostic instrument providers, Nicolet Biomedical designed its neurodiagnostic systems to function on all personal computer systems compatible with Microsoft Windows® software to prevent its products from becoming obsolete in the short-term as a result of changes in personal computer technologies.

Medical and Surgical Products

        Our Medical and Surgical group develops, manufactures and markets disposable products and specialty medical products. We market our disposable products, such as our feeding tube systems, disposable respiratory accessories and surgical barrier control systems, to hospitals, clinics and industrial customers globally. We market our specialty products and materials, such as our surgical implant components, to original equipment manufacturers for inclusion in their products.

MedSystems Disposables

        In 2002, we created a strategic business unit called MedSystems through the combination of our Corpak and Stackhouse businesses. This strategic business unit develops, manufactures and markets a variety of disposable products, including:

  •
  Specialty feeding tubes that supply nutrition to critically ill or compromised patients. The tubes run from the nose into either the stomach or small bowel and allow easily-digested nutrients to be delivered into a patient's digestive tract rather than into the blood stream. Our specially designed tubes can be placed into the small bowel at the patient's bedside by the nursing staff, thus reducing patient transport and physician involvement. We market this group of products under the Corflo brand name.

  •
  Neonatal/Pediatric devices, such as:

  —
  Closed suctioning systems that assist infants requiring mechanical ventilation by maintaining an open airway and ensuring that the lungs remain inflated. We market this product under the Neo Link brand name.

  —
  Farrell Gastric Relief Systems that eliminate gas and fluid buildup that is common in infants suffering from digestive complications, thereby allowing the delivery of nutrients into the stomach. We market this product under the Corflo brand name.

  •
  Disposable respiratory accessories that assist a patient's breathing during surgery or trauma, which we market under the Pulmonex brand name.

  •
  Surgical barrier control systems that we market to hospitals globally under the Stackhouse brand name. Our principal surgical barrier control systems are:

  —
  Freedom Mark IV Surgical Helmets and ACS Surgical Face Shields that protect surgeons from contamination introduced into the operating room;

  —
  Versa Vac 2 and Intellivac Surgical Smoke Evacuation Systems, which are air filtration systems that collect the smoke plume created from vaporizing tissue during laser surgery or electrosurgery; and

  —
  Gowns, masks and caps used in industrial environments.

Specialty Products and Materials

        We develop, manufacture and market a variety of specialty products and materials for inclusion by original equipment manufacturers in their products, including:

  •
  Surgical implant components, which are fine metal parts used in reconstructive surgery of bones and joints, which we market to original equipment manufacturers that design and distribute orthopedic implants globally;

  •
  Tecotex, an engineered three-dimensional surface texture for orthopedics;

  •
  Key components for a left ventricular assist device which is used in the heart;

  •
  Medical imaging components that limit the "scatter" of high resolution images of patient anatomy, such as an X-ray image, thereby sharpening the image;

  •
  Medical-grade polyurethanes that are used to make catheters or stents that prop open blood vessels and are used as part of implantable devices, such as pacemakers. We primarily market our medical-grade polyurethanes under the Tecoflex brand name;

  •
  Polyurethane films that are used in a variety of applications, including security glazing for anti-ballistic windows and protective coatings for computer monitor screens;

  •
  Polyurethane resins used to make non-latex condoms; and

  •
  Re-constructive and trauma products for the orthopedic industry.

VIASYS Customer Care

        VIASYS Customer Care consists of our 220 service professionals that support our products around the world and insure the highest level of quality to the care providers and patients who rely on our products. Our customer care professionals support our warranties and long-term service contracts. In addition, they insure the renewal rate of service contracts and sell parts and upgrades to our installed customer base.

New Products, Research and Development

        Our research and development program, in conjunction with our marketing expertise and our relationships with physicians and other medical caregivers is designed to expand our business into high-value opportunities, including therapy and service-based products. We estimate that the global demand for respiratory care equipment and disposables is growing at an annual rate of 10% and that the neurocare market is growing at an annual rate of 8%. We out-license key technology to others and in-license technology from partners in order to expand our business and broaden our product portfolio. We currently have six such in-licensing arrangements. In order to offer incentives to our partners, many of our agreements link the partners' compensation to our success. In addition to our partnering strategy, we have pursued a substantial internal development strategy. Our internal research and development staff is currently working on the development of 15 new next-generation products.

        Prior to the spin-off, our research and development activities had been organized by operating group and subsidiary. Subsequently, we implemented an initiative to strategically reorganize our research and development efforts by product area and functional use rather than along traditional company lines. In 2001, a Technical Advisory Board ("TAB") was created, comprised of our top research scientists and marketing managers. The purpose of this board is to foster intercompany coordination, to help understand potential research and development areas and to prioritize investment spending. The TAB has successfully integrated the company's research and development activities in order to move forward with development projects for the growing obstructive sleep apnea market. The review of our current R&D capabilities has also focused our attention on the anesthesia market where our technical expertise and current pipeline lend themselves to further development of this market.

        In addition to developing therapy and service-based products, we plan to enhance and extend our existing product lines into next generation products and to develop new products to broaden our existing portfolio of respiratory technologies, critical care, neurocare and medical and surgical products. We primarily focus our research and development activities on responding to marketplace needs. For example, we continue to develop new ventilator platforms that will enable us to offer a more comprehensive suite of products in the respiratory critical care market. In our respiratory technologies, critical care and neurocare businesses we have several products that are pending FDA approval. We also have efforts underway in each of our businesses to leverage our technologies for new applications. For example, we are attempting to expand the use of our HTC grids, an image enhancer for mammography X-rays, to general radiology.

        We are developing a number of products, including those described below.

        Devices for the Treatment of Sleep Disorders.    After receiving marketing clearance from the FDA in May 2002, we launched a new sleep therapy product, the Orion CPAP. CPAP uses a gentle stream of air to encourage a patient's airway to remain open while sleeping. In January of 2003, the FDA granted marketing clearance for Pegasus, another CPAP device, with advanced monitoring capabilities. We continue to develop more advanced CPAP devices such as those that can adjust automatically to more closely follow an individual's breathing pattern.

        Consciousness Monitor.    We are developing a new application for SNAP, our consciousness monitor that was introduced in 2002. The new application will assess a patient's level of consciousness when under the effects of anesthesia. Our monitor will use high frequency data along with existing lower frequency bandwidth technology to provide a more comprehensive view of the state of brain activity during anesthetic procedures. The new application would allow physicians to measure the level of sedation of patients in the ICU. These patients are often sedated when on mechanical ventilators and the level of sedation and the optimal dose of drug to maintain sedation is often difficult to assess. Modifications to SNAP and clinical trials will be needed since we believe the new application will require 510(k) clearance from the FDA.

        Gas Clearance Device.    We are developing a device that rapidly clears gases such as carbon monoxide and some anesthetic agents from the blood. The device uses a flow of air and a fixed concentration of carbon dioxide in combination with a proprietary mask to create a gradient to rapidly remove unwanted gases from the body. We believe this device will have broad application in the medical field and could be used in anesthesia and trauma situations, especially at fire scenes. We believe that this device will require 510(k) clearance from the FDA prior to marketing it as a gas clearance device in the United States and we are conducting clinical trials of the device pursuant to an Investigational Device Exemption ("IDE") from the FDA to support the 510(k) submission. We expect to submit a 510(k) application in the second quarter of 2003.

        Oxygen Delivery Masks.    In August 2002, we received 510(k) clearance and launched the HiOx 80. HiOx 80 uses proprietary technology to deliver very high concentrations of oxygen at low flow rates. In addition, we are developing the sequential rebreather, a derivative product that allows a patient to re-breathe exhaled gases when hyperventilating, thereby enabling the rapid delivery of oxygen to a patient without decreasing the level of carbon dioxide in the blood. This derivative product may also require 510(k) clearance from the FDA. This system has potential use in the OB/GYN, sports medicine, trauma and radiation oncology fields.

        Our research and development expenses totaled $26.9 million in fiscal 2002, $29.3 million in fiscal 2001, and $23.4 million in fiscal 2000. We expect research and development expenses to increase in the future. As of December 28, 2002, we had approximately 200 full-time employees engaged in research and development.

Raw Materials

        We believe we have a readily available supply of raw materials for all of our significant products from various sources and do not anticipate any difficulties in obtaining raw materials essential to our business. However, some components and raw materials, such as the raw materials for our medical grade polyurethanes and the beryllium copper strips included in our medical imaging components, are purchased from sole-source suppliers. We believe that we have the ability to locate, over time, alternative sources of supply at prices competitive with our current supplies or to develop the internal capability to produce such components, if necessary. We have not had a significant production delay that was primarily attributable to an outside supplier.

Government Regulation

United States

  U.S. Food and Drug Administration ("FDA")

        In the United States, the testing, manufacture and sale of our products is subject to regulation by numerous governmental authorities, principally the FDA and corresponding state agencies. Pursuant to the Federal Food, Drug and Cosmetic Act and related regulations, the FDA regulates preclinical and clinical testing, development, manufacture, labeling, distribution and promotion of medical devices in the United States. If we do not comply with applicable requirements, we can be subject to, among other things:

  •
  FDA warning letters;

  •
  injunctions;

  •
  fines;

  •
  civil penalties;

  •
  recall or seizure of products;

  •
  total or partial suspension of production;

  •
  operating restrictions/limitations on marketing;

  •
  refusal of the government to grant premarket clearance or premarket approval for devices;

  •
  withdrawal of marketing clearances or approvals; and

  •
  criminal prosecution.

        Further, if our suppliers or companies we supply products to do not meet their regulatory requirements, we could also be adversely affected.

        A medical device may be marketed in the United States only if (1) the FDA gives prior authorization, (2) the device is subject to a specific exemption or (3) the device was marketed prior to May 28, 1976, the effective date of the Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Depending on the type of medical device, FDA authorization typically takes one of the following two forms:

  •
  Premarket clearance pursuant to section 510(k) of the Federal Food, Drug and Cosmetic Act. Generally speaking, 510(k) premarket clearance requires that an applicant submit information which establishes that a proposed device is substantially equivalent to a legally marketed device. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness or constitute a major change in the intended use of the device, require new 510(k) clearances. We believe that it now usually takes from approximately three to six months from the date of submission to obtain 510(k) clearance, although it can take substantially longer, depending on the device and its proposed use.

  •
  Premarket approval ("PMA"). For devices that are not exempt or eligible for 510(k) clearance, the PMA process may be utilized. A PMA application requires an applicant to prove the safety and effectiveness of the device to the FDA through clinical trials. The process of obtaining PMA approval is expensive and uncertain. We believe that FDA approval usually takes from one to three years after filing, but it can take longer, depending on the device.

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

  •
  Class II devices are products for which general regulatory controls are insufficient to provide reasonable assurance of safety and effectiveness and which therefore need special regulatory controls such as compliance with FDA prescribed standards. The FDA must grant 510(k) premarket clearance prior to marketing a Class II device in the United States.

  •
  Class III devices are products classified by the FDA as posing the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device. The FDA generally must approve a PMA application prior to marketing a Class III device in the United States. Two of our principal products, the 3100A and 3100B HFOV high frequency oscillating ventilators, are Class III devices. The FDA has approved a PMA for use of the 3100A HFOV product in children in acute respiratory failure with no upper weight limit. The 3100B HFOV has been approved by the FDA for use in adults with ARDS.

        To the extent that we file for 510(k) clearance or a PMA for any of our devices currently under development, we will be subject to device user fees. The Medical Device User Fee and Modernization Act, enacted in 2002, authorizes the FDA to assess and collect user fees for Section 510(k) premarket notifications and premarket approval applications filed on or after October 1, 2002. Fees for fiscal year 2003 will range from $2,187 for Section 510(k) premarket notifications to $154,000 for PMAs, although fee reductions can be available for companies qualifying as small businesses.

        If human clinical trials of a device are required, whether to support a 510(k) or a PMA application, the sponsor of the trial, which is usually the manufacturer or the distributor of the device, must have an investigational device exemption ("IDE"), before beginning human clinical trials. If a device presents a significant risk to the patient, the FDA must approve the sponsor's IDE application before the clinical trial may start. An IDE application for a significant risk device must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRB"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient a sponsor may begin a clinical trial after obtaining approval for the study by the IRB at each clinical site without the need for FDA approval of an IDE application.

        The Federal Food, Drug and Cosmetic Act regulates our quality control and manufacturing procedures by requiring us to demonstrate and maintain compliance with the Quality System Regulation ("QSR"). The QSR sets forth the FDA's current good manufacturing practices requirements, which cover the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of all finished devices intended for human use. The QSR covers quality management and organization, device design, buildings, equipment, purchase and handling of components, production and process controls, packaging and labeling control, device evaluation, distribution, installation, complaint handling, servicing and records. These requirements include, among other things, that:

  •
  We use written procedures to control all aspects of our product development, manufacturing processes, labeling, packaging, handling, storage, distribution, installation and servicing of medical devices;

  •
  We validate, by extensive and detailed testing of every aspect of each process, and our ability to produce devices which meet our manufacturing specifications;

  •
  We investigate any deficiencies in the manufacturing process or in the products produced; and

  •
  We maintain detailed recordkeeping relating to all personnel, processes and aspects of the operation.

        The FDA monitors compliance with the QSR and current good manufacturing practices requirements by conducting periodic inspections of manufacturing facilities. Violations of applicable regulations noted by the FDA during inspections of our manufacturing facilities could adversely affect the continued marketing of our products.

        The FDA enforces post-marketing controls that include the requirement to file medical device reports ("MDRs") when we become aware of information suggesting that any of our marketed products may have caused or contributed to a death, serious injury or serious illness. The FDA also requires the filing of an MDR when we become aware that any of our products has malfunctioned and that a recurrence of that malfunction would likely cause or contribute to a death, serious injury or serious illness. The FDA relies on MDRs to identify product problems and utilizes MDRs to determine whether it should exercise its enforcement powers.

        Other post-marketing requirements are applicable to our devices including, but not limited to, tracking for certain devices, as well as complaint handling, reporting of corrections and removals and repair, replacement or refund. Companies can also voluntarily conduct a recall of a problem product.

        Other FDA requirements govern product labeling and promotion and prohibit a manufacturer from marketing an approved device for unapproved indications, among other things. If the FDA believes that a manufacturer is not in compliance with the law, it can institute an enforcement action against the manufacturer, its officers and employees.

Other Regulations

        We are also subject to numerous federal, state and local laws relating to safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

International

        We derive 41% of our revenues from sales of products outside the United States. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval or marketing clearance. These differences may affect the efficiency and timeliness of international market introduction of new products.

        A medical device may only be marketed in the European Union (EU) if it complies with the Medical Devices Directive (MDD) and bears the CE mark as evidence of that compliance. To achieve this the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance and we, as manufacturer of the devices, must undergo a verification of our regulatory compliance by a third party standards certification provider, a so-called "Notified Body". The nature of the assessment depends upon the regulatory class of products concerned, which in turn determines the precise form of testing undertaken by the Notified Body. Similar to the system in the United States, medical devices in the EU are classified according to the risks posed by their use, with class I being low risk devices, class IIa medium risk, class IIb medium/high risk and class III being high risk devices. Our devices fall into the medium/high risk categories and require a higher level of regulatory assessment. As of December 28, 2002, all of our key respiratory technologies, critical care and neurocare products bore the CE mark.

        The requirements of the MDD must be complied with by the "manufacturer of the device" which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed in the EU market, regardless of whether these operations are carried out by this entity or on its behalf. Therefore, where our specialty products are incorporated by original equipment manufacturers into their products, compliance with the MDD is their responsibility.

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

        Geographic information is discussed in the Notes to the Consolidated Financial Statements, which are included herein.

Third Party Reimbursement

        In the United States, healthcare providers that purchase medical devices generally rely on third party payors to reimburse all or a portion of the cost of the devices either directly or bundled as a component of a reimbursement for healthcare services. Examples of third party payors are Medicare, Medicaid, private health insurance plans and health maintenance organizations. The Centers for Medicare and Medicaid Services of the U.S. Department of Health and Human Services ("CMS") funds and administers the Medicare program. CMS and the states jointly fund the Medicaid program and the states administer the Medicaid program under general federal oversight. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payors.

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

        During the past several years, the major third party payors have substantially revised their reimbursement methodologies in an attempt to contain their healthcare reimbursement costs. Medicare reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient's specific diagnosis. As a result, any illness to be treated or procedure to be performed will be reimbursed only at a prescribed rate set by the government that is known in advance to the healthcare provider. If the treatment costs less, the provider keeps the overage; if it costs more, the provider cannot bill the patient for the difference. No separate payment is made in most cases for products such as our medical devices when they are furnished or used in connection with inpatient care. Many private third party payors and some state Medicaid programs have also adopted similar prospective payment systems.

        Third party payors have recently increased their emphasis on managed care, which has led to an increased emphasis on the use of cost-effective medical devices by healthcare providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical product suppliers.

        Reimbursement and healthcare payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. We have received international reimbursement approvals for many of our products and plan to seek international reimbursement approvals for other products. In contrast to the United States, Europe is a highly fragmented market, with a large number of distinct and uniquely structured healthcare delivery and payment systems. European healthcare systems are beginning to confront the same fiscal pressures and limitations that characterize the United States healthcare system and are increasingly adopting many of the same cost and utilization control mechanisms. To the extent that any of our products are not entitled to reimbursement in any international market, market acceptance of such products in the international market would be adversely affected.

        In addition to the foregoing Medicare coverage and reimbursement limitations, other aspects of the Medicare and Medicaid programs may negatively affect the Company. In 1977, Congress adopted the Medicare and Medicaid Anti-Fraud and Abuse Amendments of 1977, which have been strengthened by subsequent amendments and the creation of the Office of Inspector General ("OIG") to enforce compliance with the statute, as amended (the "Anti-Fraud and Abuse Law"). The Anti-Fraud and Abuse Law prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration in any form as an inducement or reward for either the referral of patients or the arranging for reimbursable services. A violation of the status is a felony and could result in civil penalties, including exclusion from the Medicare program, even if no criminal prosecution is initiated.

        The U.S. Department of Health and Human Services has issued regulations from time to time setting forth so-called "safe harbors," which would protect certain limited types of arrangements from prosecution under the statute. To date, twenty-one final safe harbors have been developed. Failure to comply with each element of a particular safe harbor does not mean that an arrangement is per se in violation of the Anti-Fraud and Abuse Law. As the comments to the safe harbors indicate, the purpose of the safe harbors is not to describe all illegal conduct, but to set forth standards for certain non-violative arrangements. Nevertheless, if an arrangement implicates the Anti-Fraud and Abuse Law and full compliance with a safe harbor cannot be achieved, the Company risks greater scrutiny by the OIG and, potentially, civil and/or criminal sanctions. The Company believes its arrangements are in compliance with the federal Anti-Fraud and Abuse Law; however, no assurance can be given that regulatory authorities will not take a contrary position.

        Federal law also provides for minimum periods of exclusion from federal and state health care programs for certain offenses and frauds.

        Also, the federal Civil False Claims Act prohibits knowingly presenting a false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of health care providers, suppliers and manufacturers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million dollar settlements. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources in investigating healthcare providers', suppliers' and manufacturers' compliance with health care billing, coverage and reimbursement rules and fraud and abuse laws.

        In addition federal law includes provisions that specifically prohibit certain types of manipulative Medicare billing practices. These include improperly coding (for billing purposes) services rendered in order to claim a higher level of reimbursement. The Health Insurance Portability and Accountability Act ("HIPAA") also prohibits billing for the provision of services or items that were not medically necessary. In addition, HIPAA created new crimes that are based on the traditional crimes of fraud and theft, but are applied specifically to health benefit programs. HIPAA increases the legal risk of provider billing.

        Many states have laws that prohibit payments to physicians for patient referrals with statutory language similar to the Anti-Fraud and Abuse Law. In many cases, these laws have broader effect because they apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties. The scope of these state laws is broad, and little precedent exists for their interpretation or enforcement. Many states also have false claims and other health care fraud and abuse laws, which also may include civil and criminal penalties.

        Any investigation, prosecution or sanction under state or federal fraud and abuse laws could have a materially adverse effect on the Company.

Patents, Licenses and Trademarks

        We pursue patent protection of our technology, products, and product improvements both in the United States and in selected foreign countries. We also rely on trade secrets and technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we generally require our employees, consultants and advisors to execute confidentiality and invention assignment agreements upon commencement of employment or consulting relationships with us.

        We have entered into a number of license and other arrangements under which we have obtained rights to manufacture and market some products or potential products. For instance, a number of the therapeutic-based products that we are developing incorporate proprietary technologies that we have licensed from third parties. Under our existing licenses, we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license, we may be required to license to the licensor any related intellectual property that we develop.

        We do not consider any patent or related group of patents to be of such importance that its expiration or termination would materially affect our business.

Backlog

        The following table presents our backlog by segment:

Segment	December 28, 2002	December 29, 2001
	(in millions)
Respiratory Technologies	$18.6	$22.9
Critical Care*	9.0	4.8
NeuroCare	10.8	16.3
Medical and Surgical Products	13.7	11.7

	$52.1	$55.7

*
$1.6 million of the increase in backlog relates to EME which was acquired in October 2002.

        We anticipate that substantially all of the backlog at December 28, 2002 will be shipped or completed during the next twelve months. Certain of these orders may be canceled by the customer upon payment of a cancellation fee.

Competition

        The respiratory technologies, critical care, neurocare and medical and surgical product markets are highly competitive. We compete with many companies ranging from small start-up enterprises to companies that are larger and more established than us, with access to significant financial resources and greater name recognition, research and development experience and regulatory, manufacturing, and marketing capabilities. We compete in each of our markets primarily on the basis of reputation, product reliability and performance, product features and benefits, price and post-sale service and support.

        Our Respiratory Technologies and Critical Care segments compete with products from firms such as Siemens AG, Tyco Healthcare Group, Dragerwork AG and Respironics, Inc. The principal competitors of our NeuroCare segment include Bio-logic Systems Corporation, Shanghai Kohden Medical Instrument Corporation (formerly Nihen Koden Corporation), Teca-Oxford Instruments PLC, and Excel Tech Ltd. The principal competitors of our Medical and Surgical Products segment include the Ross Products Division of Abbott Laboratories, The Dow Chemical Company and J. P. Stevens Company.

Employees

        As of December 28, 2002, we had a total of 1,901 full-time employees, consisting of 1,484 employees based in the United States and 417 employees based outside of the United States. We have no collective bargaining agreements with our United States employees. Some of our operating locations outside the United States have work council agreements as mandated by law. The Company believes that it has good employee relations.

Risk Factors

Demand for some of our products depends on the capital spending policies of our customers and on government funding policies. Changes in these policies could negatively affect our business.

        A majority of our customers are hospitals. We also sell to laboratories, universities, healthcare providers and public and private research institutions. Many factors, including public policy spending provisions, available resources and economic cycles have a significant effect on the capital spending policies of these entities. These factors can have a significant effect on the demand for our products. For example, a reduction in funding to major government research supported agencies, such as the National Institute of Health or the National Science Foundation, could adversely affect sales of our sleep diagnostic testing equipment.

We depend on third party reimbursement to our customers for market acceptance of our products. Our profitability would suffer if third party payors failed to provide appropriate levels of reimbursement for the purchase or use of our products or if any governmental or third party payor were to issue an adverse determination or restrictive coverage policy.

        Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. The cost of some of our products, particularly our SensorMedics VMAX and Erich Jaeger MasterScreen pulmonary function and metabolic diagnostic systems, our epilepsy monitoring systems and our intra-operative monitoring systems is substantial. Without both favorable coverage determinations by and the financial support of government or third party insurers, the market for some of our products could be limited.

        Governments and private insurers in many countries closely examine medical products and devices incorporating new technologies to determine whether to cover and reimburse for the purchase or use of such products and devices and, if so, the appropriate level of reimbursement. We cannot be sure that third party payors will cover and reimburse customers for purchases of future products or that any such reimbursement will enable us to sell these products at profitable prices. We also cannot be sure that third party payors will maintain the current level of reimbursement to physicians and medical centers for use of our existing products. Adverse coverage determination or any reduction in the amount of this reimbursement could harm our business.

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

        The federal government and private insurers continue to consider ways to change the manner in which healthcare services are provided and paid for in the United States. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could affect the payments we receive from sales of our products. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of the level of patient treatment and other countries requiring application for, and approval of, government or third party reimbursement. Even if we succeed in bringing new products to market, uncertainties regarding future healthcare policy, legislation and regulations, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities at profitable prices.

We may be obligated to indemnify Thermo Electron if we are unable to complete a public offering of our stock prior to November 15, 2003.

        Thermo Electron received a private letter ruling from the Internal Revenue Service (the "IRS") that provided no gain or loss would be recognized by us, by Thermo Electron or by Thermo Electron's stockholders as a result of the spinoff. This ruling contemplated that, in order to raise additional capital, we would engage in an initial public offering of 10% to 20% of our stock within one year of the spinoff. A supplemental ruling has been obtained that extends the deadline for an additional year. If a public offering is not conducted by November 15, 2003, it is possible that the IRS could withdraw the ruling, possibly resulting in the spinoff being treated as a distribution of our shares that is taxable to Thermo Electron and/or to the Thermo Electron stockholders who received our stock in the distribution. In such event it is also possible that we could be obligated to indemnify Thermo Electron against adverse tax consequences resulting from the spinoff being treated as a taxable distribution.

        A public offering was part of the IRS ruling because our ability to grow our businesses may be dependent on our ability to efficiently access the capital markets. It may not be possible for us to complete a public offering for a number of reasons, including adverse equity market conditions or unfavorable developments in our business. If a public offering cannot be completed, or if the amount that can be raised is less than expected, or if the terms are unfavorable, it may be necessary for us to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions and/or reducing our product development efforts.

We may need additional capital to sustain and expand our business, including the development of new products.

        We currently have a $60 million revolving credit facility on which we have borrowed $47 million as of December 28, 2002. Our ability to access the credit facility is dependent on complying with the debt covenants that are part of that agreement. These covenants include a maximum ratio of debt to earnings before interest, taxes and depreciation and amortization ("EBITDA") of 2.5, a minimum ratio of EBITDA to interest expense of 4.0, maximum annual capital expenditures of $20 million and a minimum level of stockholders' equity. While we are in compliance with these restrictions and expect to be able to meet these requirements in the future, failure to satisfy any of the conditions would require us to renegotiate the facility on terms that may not be favorable or could require us to repay any outstanding balance. While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful that the new credit would be on terms that would be attractive in financing our business plans.

        In addition, we may need to seek capital beyond that available under the credit facility to support the development of new products and otherwise expand our business. Adequate funds for these purposes on terms favorable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed and, if consummated, may result in significant dilution to existing stockholders. If we are unable to secure additional funding when required, we may be required to delay, scale back, and/or abandon some or all of our product development programs.

We face aggressive competition in many areas of our business and our business will be harmed if we fail to compete effectively.

        We encounter aggressive competition from numerous companies in many areas of our business. Although we believe that our products currently compete favorably with respect to these factors, we cannot give assurance that we can maintain our competitive position against our current and potential competitors. Many of our current and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical and marketing resources than we have. We may not be able to compete effectively with these competitors. To remain competitive, we must develop new products and periodically enhance our existing products. We anticipate that we may have to adjust the prices of many of our products to stay competitive. In addition, new competitors may emerge and entire product lines may be threatened by new technologies or market trends that reduce the value of these product lines.

A significant percentage of our total assets consist of goodwill from acquired companies and we may be unable to realize the value of this asset.

        VIASYS and its former parent company have paid substantial premiums over the fair value of the net assets of some of the companies that comprise our business. We have acquired significant intangible assets, including approximately $172.9 million of cost in excess of net assets of acquired companies, or goodwill, recorded on our balance sheet as of December 28, 2002. This represents approximately 39% of our total assets as of that date. Our ability to realize the value of this asset will depend on future cash flows of the acquired businesses. Cash flow, in turn, depends on how well we have identified these acquired businesses as desirable acquisition candidates and how well we can integrate these acquired businesses.

The complexity presented by international operations could negatively affect our business.

        International revenues account for a substantial portion of our revenues. International revenues from continuing operations, including export revenues from the United States, accounted for 41% of our total revenues in 2002 and 42% of our total revenues in 2001. While we plan to continue expanding our presence in international markets, our international operations present a number of risks, including the following:

  —
  Foreign laws in a number of countries limit our ability to properly maintain our distribution channels. For example, a number of foreign laws restrict our ability to terminate a distributor for taking actions that adversely affect our business, such as manufacturing and selling competing products.

  —
  The successful marketing of our products in some countries, including many European countries, may require us to establish a local presence. The revenues generated in these countries may not justify the expense of establishing and maintaining such a local presence.

  —
  Fluctuations in currency exchange rates have, on occasion, forced us to lower our prices, thereby reducing our margins for some of our respiratory and neurodiagnostic products.

Our competitive position is partially dependent on protecting our intellectual property, which can be difficult and expensive.

        We believe that the success of our business depends, in part, on obtaining patent protection for our products, defending our patents once obtained and preserving our trade secrets. Patent and trade secret protection is important to us because developing and marketing new technologies and products is time consuming and expensive. We own many U.S. and foreign patents and intend to apply for additional patents to cover our products. We may not receive enforceable patents from any pending or future patent applications owned by or licensed to us. The claims allowed under any issued patents may not be broad enough to protect our technology.

        Our competitive position is also dependent upon unpatented trade secrets. Trade secrets are difficult to protect. Our competitors may independently develop proprietary information and techniques that are substantially equivalent to ours or otherwise gain access to our trade secrets, such as through unauthorized or inadvertent disclosure of our trade secrets. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of our proprietary rights. Any litigation could result in substantial expense and diversion of attention from our business and may not adequately protect our intellectual property rights.

        In addition, we may be sued by third parties claiming that our products infringe on the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a significant adverse impact on our operating results. In addition, intellectual property litigation or claims could force us to:

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

Our ability to market and sell our products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could negatively affect our business.

        Our products and manufacturing operations are subject to extensive regulation in the United States by the FDA and by similar regulatory agencies in many other countries in which we do business. The principal risks that we face in obtaining and maintaining the regulatory approvals necessary to market our products include:

  —
  The approval process for medical devices in the United States and abroad can be lengthy, expensive and require extensive preclinical and clinical trials. As a result, we may expend substantial resources in developing and testing a new product but fail to obtain the necessary approvals or clearances to market or manufacture the product on a timely basis or at all.

  —
  When we modify a medical device for which we have received marketing approval, we must determine whether the modification requires us to seek new regulatory approvals. If the FDA or other regulatory agency does not agree with our determination, we may be prohibited from marketing the modified device until we receive the requisite regulatory approval or clearance. In addition, the FDA actively enforces regulations prohibiting marketing of devices for indications or uses that have not been cleared or approved by the FDA.

  —
  The FDA and foreign regulatory agencies require us to comply with an array of manufacturing and design controls and testing, quality control, storage and documentation procedures. Because our business is geographically dispersed in the United States and abroad, compliance with these procedures is difficult and costly.

        If we fail to comply with applicable regulations, we could be subject to a number of enforcement actions, including warning letters, fines, product seizures, recalls, injunctions, total or partial suspension of production, operating restrictions or limitations on marketing, refusal of the government to grant new clearances or approvals, withdrawal of marketing clearances or approvals and civil and criminal penalties. Companies may also voluntarily conduct a recall of a problem product. For a summary of government regulations applicable to our business, see "Business—Government Regulation."

We may be unable to successfully develop and/or commercialize our new products.

        We have undertaken a substantial internal development strategy under which we anticipate developing a number of therapy and service-based products. This strategy represents a departure from our traditional business model and we may not have sufficient expertise and experience necessary to successfully implement this new strategy and develop these new products. Furthermore, the successful development and commercialization of these new products will depend upon our ability to obtain regulatory approvals, as discussed above. If we are unable to obtain these regulatory approvals, we will be unable to market and sell our products, which will negatively affect our business. Even if we are able to obtain regulatory approval for our products we may have difficulty in bringing these products to market.

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

        In addition, our board of directors has adopted a stockholder rights plan intended to protect stockholders in the event of an unfair or coercive offer to acquire our company and to provide our board of directors with adequate time to evaluate unsolicited offers. This rights plan may have anti-takeover effects. The rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms that our board of directors does not believe are in the best interests of us and our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares.

        The tax treatment of the distribution under the Internal Revenue Code and regulations thereunder could also serve to discourage an acquisition of our company following the distribution. An acquisition of our company within two years following the spinoff from Thermo Electron could result in federal tax liability being imposed on Thermo Electron and, in more limited circumstances, on stockholders of Thermo Electron who received shares of our common stock in the distribution. In addition, an acquisition more than two years after the distribution could cause the distribution to be taxable to Thermo Electron if the acquisition were determined to be pursuant to an overall plan that existed at the time of the distribution. As part of the distribution, we may be required to indemnify Thermo Electron, but not its stockholders, for any resulting tax liability if the tax liability is attributable to certain acts by us, including an acquisition of our company. The prospect of that tax liability and our indemnification obligation may have anti-takeover effects.

Executive Officers of the Company

        Our executive officers are as follows:

Name	Age	Position
Randy H. Thurman	53	Chairman of the Board and Chief Executive Officer
Stephen P. Connelly	51	President and Chief Operating Officer
Martin P. Galvan	51	Senior Vice-President, Chief Financial Officer and Director, Investor Relations
Gerald G. Brew	47	Executive Vice-President, VIASYS and Group President, VIASYS NeuroCare
Edward Pulwer	56	Executive Vice-President, VIASYS and Group President, VIASYS Critical Care
Frank J. McCaney	48	Senior Vice-President, Business Development and President of Tecomet and Thermedics
Thomas I. Kuhn	49	Group President, VIASYS MedSystems
Edward W. Kohere	45	Group President, VIASYS Customer Care

        Randy H. Thurman has served as our Chief Executive Officer since April 2001 and became our Chairman upon the distribution of our common stock by Thermo Electron. From 1996 to April 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, a privately held company providing funding and strategic direction to healthcare technology companies. From 1993 to 1996 Mr. Thurman was Chairman and CEO of Corning Life Sciences Inc., which focused on clinical laboratory testing, pharmaceutical contract research and esoteric reference testing. From 1984 to 1993 Mr. Thurman was at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company where his last position was President. Mr. Thurman also serves as lead director of ICN Pharmaceuticals, Inc. and as a director of CLOSURE Medical Corporation.

        Stephen P. Connelly was named President and Chief Operating Officer in October of 2002. Prior to this he served as Group President, Medical/Surgical and International Sales from August 2001 to October 2002. Between 1999 and 2001, Mr. Connelly was an adjunct professor at St. Joseph's University and a consultant in the healthcare industry. From 1980 to 1998, he held a number of positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company, including Senior Vice President and General Manager, The Americas, from 1995 to 1998, and Senior Vice President, Asia/Pacific from 1992 to 1995.

        Martin P. Galvan has served as our Senior Vice-President and Chief Financial Officer since June 2001 and was named Director, Investor Relations in November 2002. From January 1999 to June 2001, Mr. Galvan served as Chief Financial Officer of Rodel, Inc., a precision surface technologies firm serving the semiconductor industry. From 1979 to January 1998, Mr. Galvan held positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceuticals company, most recently as Vice President, Finance.

        Gerald G. Brew has served as our Group President, VIASYS NeuroCare since April 2001 and President of the Nicolet Biomedical operation since October 1993. Effective November 2002, Mr. Brew was named Executive Vice-President, VIASYS. From 1988 to 1993, Mr. Brew held several positions at Nicolet Instrument Corporation, most recently as a Vice President. Mr. Brew currently serves as the Vice Chairman of the American Academy of Neurology Foundation.

        Edward Pulwer has served as Executive Vice-President and VIASYS Group President, VIASYS Critical Care since November 2002. Prior to that Mr. Puwler served as Group President, VIASYS Respiratory Technologies from June 2001 to November 2002 and has served as the General Manager of SensorMedics Corporation, one of our wholly-owned subsidiaries, since October 1999. Mr. Pulwer has held numerous positions with SensorMedics since 1983, including Vice President for worldwide sales, regional area sales manager and critical care marketing and sales manager.

        Frank J. McCaney has served as Senior Vice-President, Business Development, since April 2001 and was named President of our Tecomet and Thermedics businesses in November 2002. From October 1998 to April 2001, Mr. McCaney served as Vice President, Global Marketing. From October 1996 to October 1998, he was Director of Business Development of Diametrics Medical, Inc., a leading critical care technology company.

        Thomas I. Kuhn has served as Group President, MedSystems since its inception in early 2001. From 1983 to 2001 Mr. Kuhn held various positions at Corpak, one of our wholly-owned subsidiaries.

        Edward W. Kohere has served as Group President, VIASYS Customer Care since August 2001. From 1984 to August 2001 Mr. Kohere held various positions within the Company, including Vice-President Respiratory Care Group.

The Company's Website

        We maintain a website at www.viasyshealthcare.com and make available free of charge on this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

        We own or lease properties in the United States and internationally, which generally consist of administrative and sales offices, manufacturing, assembly and distribution facilities, and warehouse facilities. We believe our current facilities will be sufficient to meet our needs for the foreseeable future and that additional space will be available at a reasonable cost to meet our needs in the future.

Business Unit	Location	Square Footage	Ownership
Respiratory Technologies	Yorba Linda, CA	119,500	Lease
Respiratory Technologies	Hoechburg, Germany	91,134	Lease
Respiratory Technologies	Bilthoven, The Netherlands	17,100	Lease
Critical Care	Palm Springs, CA	133,312	Own
Critical Care	Other	68,067	Lease
NeuroCare	Madison, WI	66,800	Lease
NeuroCare	Fitchburg, WI	34,000	Lease
NeuroCare	Verona, WI	17,639	Lease
NeuroCare*	Milford, NH	36,999	Own
NeuroCare	Other	18,503	Lease
Medical and Surgical Products	Woburn, MA	95,460	Lease
Medical and Surgical Products	Wilmington, MA	83,842	Lease
Medical and Surgical Products	Wilmington, MA	47,200	Own
Medical and Surgical Products	Wheeling, IL	76,000	Lease
Group Office	Conshohocken, PA	7,964	Lease

*
This building was vacated in the first quarter of 2002 and is currently held for sale.

Item 3. Legal Proceedings

        There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our properties are subject.

        In July 1999, we commenced a lawsuit against Pulmonetic Systems, Inc. and Douglas DeVries, a former employee for patent infringement and other actions. The defendants in this case counter sued, claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement that settles all outstanding lawsuits between the companies and related parties. Under the agreement both companies will have access to certain technologies and rights used in the companies' ventilators and we will be paid $4 million over the three years ended March 2005.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        VIASYS common stock began trading on a when-issued basis on the New York Stock Exchange, Inc. under the symbol "VAS" on November 7, 2001. The high and low closing prices of our common stock as reported in the consolidated transaction reporting system are as follows:

COMMON STOCK MARKET PRICE

	High	Low
2002
First Quarter	24.09	20.21
Second Quarter	22.50	17.45
Third Quarter	17.40	14.00
Fourth Quarter	17.00	14.47
2001
Fourth Quarter, from November 7, 2001	19.85	14.96

        As of March 10, 2003, we estimate that we had approximately 8,200 holders of record of our common stock. The closing market price on the New York Stock Exchange for our common stock on March 10, 2003 was $12.29.

Item 6. Selected Financial Data

	Year Ended
	Dec. 28, 2002	Dec. 29, 2001	Dec. 30, 2000	Jan. 1, 2000	Jan. 2, 1999
	(In thousands except per share amounts)
Statement of Income Data
Revenues	$353,921	$336,336	$322,644	$333,390	$279,235
Income from Continuing Operations	$19,758	$15,017	$17,913	$30,230	$24,233
Basic Earnings Per Share from Continuing Operations	$.76	$.58	$.69	$1.16	$.93
Diluted Earnings Per Share from Continuing Operations	$.74	$.58	$.69	$1.16	$.93
Balance Sheet Data
Total Assets	$441,500	$405,153	$390,351	$380,109	$320,344
Long-term Obligations	—	—	—	—	—
Minority Interest	—	—	—	9,222	8,646
Other Financial Data
Cash Dividends*	—	—	—	—	—

*
The Company has no current intention to pay dividends in the future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. The most significant estimates and assumptions relate to our allowance for doubtful accounts, assessment of inventory impairment, warranty reserves, revenue recognition, assessment of goodwill impairment and stock-based compensation.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are determined by analyzing historical data and trends. Our policy is to record a minimum reserve based on a formula requiring past due customer accounts be reserved for at an increasing percentage based on their age from the invoice date. In addition to the minimum calculated reserve, we analyze our customers' ability to pay based on their financial condition or other factors. If we believe a customer's ability to pay is impaired we will record an additional reserve for these accounts. If actual losses are greater than estimated amounts or if the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, future results from operations could be adversely affected. The provision for doubtful accounts is recorded in selling, general and administrative expenses.

Inventory

        We write-down the value of our inventory by our estimate of the difference between the cost of the inventory and its net realizable value. Our estimate takes into account projected sales of the inventory on hand and the age of the inventory in stock. In addition, we assess the value of older model products when new product introductions may reduce their net realizable value. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The provision for write-down of inventory is recorded in cost of revenues.

Warranties

        We offer warranties on some products for various periods of time. At the time of the sale, we establish a reserve for the estimated cost of warranties based on our best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The cost of warranties is affected by the length of the warranty, the product's failure rates and the customer's usage. If the actual cost of warranties differs from our estimated amounts, future results of operations could be adversely affected. We record warranty expense in cost of revenues.

Revenue Recognition

        We derive revenues primarily from the sale of products and to a lesser extent the provision of services and rental of equipment. When complex installation of our products is required, revenue is recognized upon completion of the installation. In all other situations revenue is recognized when title is transferred and there is no further obligation to the customer.

        Our service revenues are derived from parts and supplies, in-house and field repairs, service contracts and customer education. We sell service contracts on our products when the warranty period expires. We recognize revenues from these service contracts ratably over the terms of the contracts due to the lack of historical data available regarding the timing of when the actual services were provided. In the future, we may compile this information which could cause us to recognize service revenue over a different period.

Goodwill Impairment

        We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets" effective December 30, 2001. SFAS 142 requires companies to perform a transitional test and an annual test to determine whether there was any impairment of goodwill. These tests involve determining the estimated fair value of the Company's reporting units by measuring the net present value of their future cash flows. If the net present value of estimated cash flows is less than the book value of the reporting unit we would perform step two of the goodwill impairment analysis, which could result in the write-down of goodwill. As of December 28, 2002, we had $172.9 million of goodwill including $30.1 million in our Respiratory Technologies segment, $80.8 million in our Critical Care segment, $54.4 million in our NeuroCare segment and $7.6 million in our Medical and Surgical Products segment.

        We performed the transitional and annual tests in 2002 and have determined that there is no impairment of goodwill. In performing this test, we used our internal operating and capital budgets, which are based on such assumptions as new product introductions, growth in sales of existing products, margin improvements, operating cost control, savings from past restructuring efforts, equipment replacement dates and building capacity needs. We discounted our estimated cash flows using our estimated cost of capital. If any of our assumptions are incorrect or if our cost of capital rises, it could result in an impairment of goodwill, which would require a charge to earnings.

Stock-Based Compensation

        Stock options are granted to key employees and non-employee directors. Upon vesting, an option becomes exercisable, meaning, an employee or director can purchase a share of the Company's common stock at a price that is equal to the closing share price on the day of grant.

        SFAS 123, "Accounting for Stock-Based Compensation," permits companies either to continue accounting for stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," or to adopt a fair-value-based method to measure compensation cost. Under APB No. 25, which we have elected to continue using, there is no compensation cost if, on the date of grant, the option's exercise price is equal to or greater than the share price. Under SFAS 123, an option's fair value is estimted on the date of grant, and the value is expensed evenly over the vesting period. If we had accounted for stock-based compensation under the SFAS 123 fair-value-based method, net income would have been reduced by $4.2 million, $1.5 million and $0.4 million for 2002, 2001 and 2000, respectively.

        In order to estimate an options fair value under SFAS 123, we use the Black-Scholes option valuation model. The option valuation model requires a number of assumptions, including future stock price volatility and expected option life (the amount of time until the options are exercised or expire). Expected option life is based on actual exercise activity from previous option grants. Volatility is calculated based upon stock price movements over a period of time. Additionally, our share price on the day of grant influences the option value. The higher the share price, as compared to the grant price, the more the option is worth. Changes in the option value after the day of grant are not reflected in expense. Any change in these assumptions could significantly impact the values produced by the option valuation model and, consequently, the pro forma effects disclosed in the Summary of Significant Accounting Policies footnote to the consolidated financial statements.

Operations

        In order to align our segments with management focus, in the fourth quarter of 2002 we began reporting operations in four segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. Prior to this change, Respiratory Technologies and Critical Care were reported as one segment called Respiratory Care. Due to the method in which the segment data was collected in 2000, we have determined that it is impracticable to restate the year 2000 segment data. Therefore, in the following discussions, Respiratory Technologies and Critical Care are included under Respiratory Care in the year 2000, as well as, in the comparison of the year ended December 29, 2001 to the year ended December 30, 2000. In addition, in September 2002, the Company announced its plan to exit the patient monitoring business by divesting Medical Data Electronics ("MDE"). The consolidated financial statements have been restated to present MDE as a discontinued operation.

        We derive revenues primarily from the sale of products and to a lesser extent the provision of services and rental of equipment. When complex installation is required, revenue from products is recognized upon completion of the installation. In all other situations, revenue is recognized when title is transferred and there is no further obligation to the customer. Our service revenues are derived from parts and supplies, in-house and field repairs, service contracts and customer education. We sell service contracts on our products when the warranty period expires. We recognize revenues from these service contracts ratably over the terms of the contracts. We rent our products, primarily in the Respiratory Technologies segment, to hospitals and other customers for periods ranging from two weeks to over a year. We recognize rental revenues ratably over the terms of the rental contract.

        The Respiratory Technologies segment develops, manufactures, markets, services and rents products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders. The Critical Care segment develops, manufactures, markets and services products to treat respiratory insufficiency caused by illness, injury or premature birth. The NeuroCare segment principally develops, manufactures, markets and services a comprehensive line of neurodiagnostic, vascular and audiology systems. The Medical and Surgical Products segment develops, manufactures and markets disposable products, specialty medical products and polyurethanes.

Results of Operations

        The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Year Ended
	December 28, 2002	December 29, 2001	December 30, 2000
Revenues	100%	100%	100%

Costs and Operating Expenses:
Cost of revenues	53%	53%	52%
Selling, general and administrative expenses	28%	29%	29%
Research and development expenses	8%	9%	7%
Restructuring costs	2%	2%	1%
Purchased in-process research and development	—%	—%	—%

	91%	93%	89%

Operating Income	9%	7%	11%
Other Expenses, Net	—%	—%	(1)%
Provision for Income Taxes	(3)%	(3)%	(4)%

Income from continuing operations	6%	4%	6%

Year Ended December 28, 2002 Compared with Year Ended December 29, 2001

Revenues

        Revenues increased 5.2% in 2002 to $353.9 million. Of this increase $9.0 million was contributed by Respiratory Technologies, $6.1 million from Critical Care and $3.8 million from NeuroCare. These increases were offset by a decrease of $1.4 million from Medical and Surgical Products. Our revenue increases were driven by a number of factors including increased volume, sales of new products, the weakening of the dollar against the euro and a fourth quarter acquisition. Offsetting these increases were a higher percentage of products sold to lower price markets, primarily homecare and international, and decreased sales to Latin America caused by the economic climate in that region.

Cost of Revenues and Gross Margin

        Cost of revenues increased 6.2% over 2001 to $188.7 million. Gross margin percentage decreased 0.5 percentage points to 46.7% from 47.2% in 2001. Our decrease in gross margin percentage points was due to a combination of factors including a higher percentage of total sales to lower price channels, and the consolidation of some our manufacturing operations in 2002 which temporarily resulted in duplicate labor costs. We also recorded additional write-downs of inventory in 2002 based on our projections of a higher percentage of our future sales coming from new products, which in some cases will displace sales of older products. Increases in property and earthquake insurance, which are included in manufacturing overhead, also had an impact on gross margin. In addition, a larger percentage of our total labor costs were attributable to health insurance benefits in 2002 and we expect the increase in health insurance premiums to continue. Offsetting these decreases were synergies achieved in our manufacturing operations, partially due to the consolidations of our manufacturing operations in 2001, a weakening of the dollar against the euro and the impact of the licensing revenue related to Pulmonetics.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 2.3% over 2001 to $97.9 million. As a percentage of revenues selling, general and administrative expenses were 27.7% in 2002 compared with 28.5% in 2001. Increases in selling, general and administrative expenses were due to the inclusion of E.M.E. (Electro Medical Equipment) Limited's ("EME") expenses from their acquisition in October 2002 and the impact of the first full year of being an independent public company. This included the establishment of a separate and independent corporate function and all the associated costs such as a management team, a board of directors, annual report preparation, printing and mailing, as well as legal, audit and listing fees. In addition, increases in all insurance expenses, including our first full year of Directors and Officers liability insurance, contributed to the increase in selling, general and administrative expenses. We expect this increase in insurance expense to continue in the near-term. Offsetting these increases were the absence of goodwill amortization, reduced expenses from the termination of the corporate services arrangement with Thermo Electron and lower incentive compensation expense.

Research and Development Expenses

        Research and development expense decreased 8.4% to $26.9 million. As a percentage of revenues, research and development expense was 7.6% in 2002 compared with 8.7% in 2001. The decrease can be attributed to the movement of several large projects from the development stage into commercialization and a reimbursement from the European Union for a completed research and development project at Erich Jaeger. In addition, a large payment to a third party contract research organization in 2001 did not recur in 2002.

Restructuring Costs

        We incurred $5.8 million in restructuring costs in both 2002 and 2001. Restructuring expenses in 2002 included a non-cash charge of $1.1 million to write-down the value of a vacated facility in our NeuroCare segment. Other restructuring expenses in 2002 included $2.3 million for the consolidation of manufacturing facilities in New Hampshire and Colorado with our main NeuroCare manufacturing facility in Wisconsin. Associated with these consolidations were employee terminations, retention bonuses, employee relocations, recruiting costs, facility closing costs, as well as inventory and asset relocations. We also incurred restructuring costs of $0.3 million related to employee terminations in our Medical and Surgical Products segment. Additional restructuring costs included $0.4 million for the cost of exiting long-term leases in Europe and $1.1 million for the severance of former executives. In 2001, restructuring expenses were primarily employee severance costs connected with the consolidation of our European facilities and expense reduction programs in the US. Also included in these expenses was a retention program put in place by our former parent company and the termination of former executives.

Purchased In-Process Research and Development

        The Company recorded $0.9 million in expense for purchased in-process research and development ("IPRD") related to the acquisition of EME as required by Financial Interpretation No. 4 ("FIN4"), "Accounting for Business Combinations".

Backlog

        Backlog decreased 6.5% or $3.6 million from the end of 2001 to the end of 2002. Decreases of $4.3 million in Respiratory Technologies and $5.5 million in NeuroCare were partially offset by increases of $4.2 million and $2.0 million in Critical Care and Medical and Surgical Products, respectively. Reductions in both Respiratory Technologies and NeuroCare were due to adjustments to the opening balances resulting from applying a uniform definition of firm orders across all segments, as well as shortfalls resulting from economic climate in Latin America. NeuroCare was also affected by a number of large EEG orders booked in late 2001, as well as a decline in volume by our distributor in Japan. The increase in Critical Care comes from the addition of EME in 2002 and orders for AVEA. The increase in Medical and Surgical Products can be attributed to strong volume growth across all product lines in our Tecomet business.

Provision for Income Taxes

        Our effective tax rate was 37.7% in 2002 compared to 42.2% in 2001. The effective tax rate in 2002 exceeded the statutory federal income tax rate of 35.0% primarily because of the impact of state income taxes and the nondeductible purchased IPRD associated with our acquisition of EME, partially offset by the tax benefit attributable to export sales. The impact of IPRD on our 2002 effective tax rate was 1.0 percentage point. The effective tax rate in 2001 exceeded the statutory federal income tax rate primarily because of the impact of state income taxes and nondeductible amortization of goodwill, partially offset by the tax benefit attributable to export sales.

Discontinued Operations

        In the third quarter of 2002, we decided to exit the patient monitoring business and divest our MDE business unit. We have recorded a $22.5 million ($14.3 million after-tax) charge to write-down the value of MDE. MDE, which was previously reported in the Medical and Surgical Products segment, is now recorded as a discontinued operation in all years presented.

Segment Information

        The following table shows revenues contributed by each of our operating segments, expressed in absolute dollars (in thousands) and as percentages of total revenues for the periods presented:

	Year Ended
Operating Segment
	December 28, 2002		December 29, 2001		December 30, 2000
Respiratory Technologies	$97,225	27%	$88,214	26%	$—	—%
Critical Care	97,296	27%	91,155	27%	—	—%

Respiratory Care	194,521	54%	179,369	53%	171,798	53%

NeuroCare	93,880	27%	90,076	27%	90,902	28%
Medical and Surgical Products	65,520	19%	66,891	20%	59,944	19%

Total Revenues	$353,921	100%	$336,336	100%	$322,644	100%

Respiratory Technologies

        Revenues increased 10.2% to $97.2 million. This increase was a result of increased volume across all product lines as well as a weakening of the dollar against the euro. Also increasing revenues were sales of new products such as the VMAX Spectra, which was launched in late 2001 and the Orion CPAP and HiOx 80, both launched in 2002. In addition, Health Management Systems ("HMS"), our clinical service business, had significant revenue gains. Operating income increased to $12.4 million primarily due to increased gross profits on higher sales. Also contributing to the increase, were lower research and development expenses due to the movement of several large 2001 research projects, such as the VMAX Spectra, into commercialization in 2002, and lower restructuring costs in 2002. Offsetting these increases in operating income were increased selling, general and administrative expenses due to additional commissions on increased sales, higher insurance expense, and an increase in the provision for bad debts offset by the absence of goodwill amortization and lower incentive compensation expense.

Critical Care

        Revenues increased 6.7% to $97.3 million. This increase was driven by the acquisition of EME in the fourth quarter of 2002 and by sales of our new products, AVEA and Vela, in the second half of 2002. In the case of AVEA, the sales were primarily to international distributors for use as demonstration equipment to solicit new orders. In addition, we shipped a higher percentage of sales to lower price markets. Operating income decreased 15.2% to $12.3 million. The decrease was due primarily to a larger percentage of our sales being made to lower price channels and write-downs on excess and obsolete inventory. These write-downs were based on lower sales projections for certain older model products. The decrease in operating income was also due to higher selling, general and administrative expenses due to the inclusion of EME expenses in the fourth quarter, increased insurance expense, and an increased provision for bad debts offset by the absence of goodwill amortization and lower incentive compensation in 2002. Also contributing to the decrease in operating income were increased research and development expenses in the first three quarters of 2002 due to AVEA and Vela.

NeuroCare

        Revenues increased 4.2% to $93.9 million due to the introduction of several new products during 2002 including Audera, AUDIOscreener, and SNAP. Offsetting this increase was a decrease in sales to Latin America, traditionally a strong market for the segment and a decrease in the sales of older product lines being replaced by Audera and AUDIOscreener. Operating income more than doubled in

2002 to $4.0 million primarily due to lower selling, general and administrative expenses resulting from our restructuring efforts and the absence of goodwill amortization in 2002. In addition, our research and development expense decreased due to lower overhead expense attributable to the consolidation of research facilities in Wisconsin. In addition, we licensed technologies from third parties for two of our new products, as opposed to internally generating the technology.

Medical and Surgical Products

        Revenue from continuing operations decreased 2.0% to $65.5 million. The decrease was due to a number of factors including lower sales of clean suits to a large semiconductor manufacturer and decreased sales of polyurethane resin and film to our industrial and consumer products customers. We believe that the general economic downturn has affected our industrial and consumer products customers' sales, which in turn have affected their purchases from us. We believe that this market has reached its low point and we expect an increase in sales in 2003. The decrease was offset by increases in sales of enteral feeding tubes, other disposable medical products, orthopedic implants and the components for a left ventricular assist device. Operating income increased 3.3% to $12.1 million due to lower manufacturing expenses in our orthopedic implant and polyurethane businesses as a result of restructuring efforts, as well as the absence of goodwill amortization in 2002. Offsetting these factors were higher selling, general and administrative expenses due to increased insurance and duplicative facility expense in the fourth quarter of 2002 resulting from the move of our Thermedics business into its new facility.

Year Ended December 29, 2001 Compared With Year Ended December 30, 2000

Revenues

        Revenues increased 4.2% to $336.3 million in 2001 from $322.6 million in 2000. Increases in revenues of $7.6 million in the Respiratory Care segment and $6.9 million in the Medical and Surgical Products segment were offset by a decrease in revenues of $0.8 million in the NeuroCare segment. We estimate that approximately $6.0 million of our revenues in 2000 were attributable to demand for year 2000 compliant products that we were unable to ship in 1999, including $1.5 million in the Respiratory Care segment and $4.5 million in the NeuroCare segment.

        Revenues in the Respiratory Care segment increased 4.4% to $179.4 million in 2001 from $171.8 million in 2000. Revenues increased primarily due to an increase in international demand for ventilation products. Backlog increased 5.3% to $27.7 million at December 29, 2001 from $26.3 million at December 30, 2000 due to the increased demand described above.

        Revenues in the NeuroCare segment decreased 0.9% to $90.1 million in 2001 from $90.9 million in 2000, primarily due to the completion of shipments in 2000 of year 2000 compliant products that had been ordered in 1999. Backlog decreased 6.9% to $16.3 million from $17.5 million due to disruptions caused by our European restructuring in the fourth quarter of 2001.

        Revenues in the Medical and Surgical Products segment increased 11.6% to $66.9 million in 2001 from $59.9 million in 2000. The increase resulted primarily from $3.8 million of higher sales of orthopedic implants and $1.5 million from medical resins and tubing, as well as increased demand for film used in the manufacture of secure glass for adverse weather conditions and security applications. Higher revenues also resulted from increased sales of feeding tubes. Backlog decreased 16.4% to $11.7 million from $14.0 million primarily due to a lack of orders from a major customer of orthopedic devices who was evaluating its suppliers following a merger.

Costs and Gross Margin

        Our gross margin was 47.2% and 47.9% in 2001 and 2000, respectively. Improvements in the Respiratory Care segment margins and flat margins in the Medical and Surgical Products segment were offset by lower margins in the NeuroCare segment. The Respiratory Care segment improvements were primarily due to the impact of the sales increase mentioned above and the consolidation and other restructuring efforts discussed below. The NeuroCare segment was adversely affected by lower sales volume in 2001 resulting in a higher proportion of fixed manufacturing costs to revenues and by reduced margins due to competitive pricing pressure. These negative pressures were partially offset by cost reduction programs begun by management in late 2001.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses as a percentage of revenues were 28.5% and 29.2% in 2001 and 2000, respectively. Selling, general and administrative expenses increased 1.6% to $95.7 million in 2001 from $94.2 million in 2000. We incurred approximately $3.8 million of additional selling, general and administrative expenses to establish corporate office functions necessary in becoming a public company.

Research and Development Expenses

        Research and development expenses increased $5.9 million to $29.3 million in 2001 from $23.4 million in 2000. The increase was primarily due to higher research and development expenses for new products in existing and emerging markets, including several new sleep therapy products and new ventilator platforms. We also invested in the development of in-licensed technologies.

Restructuring Costs

        We recorded restructuring and other unusual costs of $5.8 million in 2001 compared to $2.0 million in 2000. Of the total $5.8 million restructuring and other unusual costs incurred in 2001, $3.9 million was for severance costs related to the reduction of approximately 167 employees across all functions and $1.6 million was for employee retention costs for 23 employees, principally key management team members, to help assure their availability at least through the distribution date of our common stock, which occurred on November 15, 2001. As of December 29, 2001, all but one of the employees covered by a retention agreement remained with our company. The remaining 2001 costs incurred included $0.1 million for abandoned facility costs and $0.2 million for other restructuring costs. The $5.8 million of charges in 2001 included $2.7 million in the Respiratory Care segment, $2.0 in the NeuroCare segment, $0.8 million in the Medical and Surgical Products segment and $0.3 million in the corporate office.

Provision for Income Taxes

        Our effective tax rate was 42.2% in 2001 compared to 43.7% in 2000. The effective tax rate in both years exceeded the statutory federal income tax rate of 35% primarily because of the impact of state income taxes and nondeductible amortization of goodwill, partially offset by the tax benefit attributable to export sales.

Liquidity and Capital Resources

        Cash generated from operating activities was $16.4 million for 2002. Our primary source of cash was net income of $5.3 million and non-cash charges totaling $28.9 million, including the write-down of MDE to its net realizable value. This source of cash was reduced by a $5.7 million increase in inventory largely in our Critical Care segment, as a result of production stock and demonstration inventory built in anticipation of the AVEA and Vela launches, a $5.7 million increase in accounts receivable due to increased sales volume and a $4.7 million decline in accounts payable due to the absence of management incentive payment accruals and the timing of vendor payments.

        Cash used in investing activities was $34.3 million for 2002. The cash use is primarily attributable to our two acquisitions, capital spending and purchases of intangible assets. Cash expended for the acquisitions in 2002, net of cash acquired, was $18.2 million. Expenditures for the purchase of property, plant and equipment totaled $15.2 million, including $1.2 million for computer equipment at HMS, $2.0 million for the establishment of the corporate office and purchases of other office equipment, $3.9 million for a manufacturing facility for our Thermedics business and $8.1 million in purchases of manufacturing and research and development equipment. In addition, the Company purchased $3.1 million of licenses for custom software used in our products.

        During 2002, our financing activities provided cash of $14.3 million. This cash source relates primarily to the net drawings on our credit facility during the year in the amount of $47.0 million offset by the repayment of the $33.3 million note payable to Thermo Electron.

        Our consolidated working capital was $98.0 million at December 28, 2002, compared to $78.9 million at December 29, 2001. Our cash and cash equivalents totaled $15.0 million at December 29, 2002 and December 29, 2001.

        We currently have a three year, $60.0 million revolving credit facility with a syndicate of seven banks. Under the Facility, there are options under which we can borrow funds that determine the interest rate charged. These options include borrowings at LIBOR plus a spread or at the prime rate plus a spread. Under the LIBOR option, the interest rate depends on the term selected which can be no more than one year, and is fixed for that term. Under the prime rate option, the interest rate fluctuates based on the prime rate during the period which any amount is outstanding under that option. At December 28, 2002, there was $47.0 million outstanding under the Facility at a 3.26% weighted average interest rate.

        Our ability to access the credit facility is dependent on complying with the debt covenants that are part of that agreement. The covenants include a maximum ratio of debt to earnings before interest taxes and depreciation and amortization (EBITDA) of 2.5, a minimum ratio of EBITDA to interest expense of 4.0, maximum annual capital expenditures of $20.0 million and a minimum level of stockholders' equity. We believe that the credit facility, planned equity offering, disposition of MDE and cash flow from operations will generate capital resources sufficient to meet the capital requirements of our business for at least the next twelve months and to pay interest as it becomes due on the credit facility. While we are currently in compliance with the debt covenants under the credit facility and expect to be able to meet the requirements in the future, failure to satisfy any of the conditions would require us to renegotiate the facility on terms that may not be as favorable or could require us to repay any outstanding principal balance. If required to repay the credit facility, we may not have sufficient capital resources to repay the amounts outstanding. As a result, we would need to seek alternative funding sources, either through public or private financing or other arrangements, to repay this debt.

        Our ability to maintain the existing credit facility or to obtain other debt or equity financing will depend on a number of factors, including market conditions, our operating performance and investor interest. As a result, we cannot assure that we will have sufficient capital resources and we may be required to revise our business plan to reduce expenditures, including curtailment of our growth strategies, product development strategies and acquisition strategies.

        Beyond the next twelve months, our capital requirements will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending, the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions. Our expected capital expenditures in

2003 are $12.0 million. Although we are not a party to any agreement or letter of intent with respect to a potential acquisition transaction, we may enter into acquisitions or strategic arrangements in the future that may require us to seek additional debt or equity financing.

        Contractual Obligations—The table below sets forth amounts due under the credit facility which expires in May 2005, as well as future minimum annual rentals attributable to noncancellable operating leases:

	Payment Due Dates
	2003	2004-2006	Thereafter	Total
	(Millions of Dollars)
Short-Term Credit Facility*	$—	$47.0	$—	$47.0
Operating Leases	6.2	9.2	2.9	18.3

	$6.2	$56.2	$2.9	$65.3

*
Although there is no requirement to repay the credit facility prior to 2005, the Company intends to reduce principal drawn on the facility as cash becomes available.

        The IRS rulings with respect to the spin-off distribution of our common stock by Thermo Electron contemplate a public offering of 10% to 20% of our stock prior to November 15, 2003. We may be unable to complete a public offering for a number of reasons, including adverse market conditions or adverse developments in our business. If we are unable to complete a public offering, we may be required to revise our business plan to reduce expenditures, including curtailment of our growth strategies, product development strategies and acquisition strategies. In addition, if we do not conduct an offering by November 15, 2003, the distribution could become taxable. Thermo Electron may assert that we are responsible for any resulting tax liability if the liability can be attributed to certain actions by us.

Relationship with Former Parent Company

        In connection with the spinoff distribution, we entered into a transition services agreement under which Thermo Electron's corporate staff provided us with certain administrative services. Thermo Electron provided us with these services in a manner consistent with the services that Thermo Electron provided to us prior to the distribution. In return, we paid Thermo Electron a fee equal to 0.6% of our consolidated revenues for the period from November 16, 2001 through December 29, 2001, 0.4% for the first quarter of 2002 and 0.1% for the second quarter of 2002, plus out-of-pocket and third party expenses. The transition services agreement stated that Thermo Electron's corporate staff would provide us with corporate record keeping, legal, treasury, employee benefit, internal audit, executive compensation, real estate and information systems services through December 31, 2001, financial reporting and securities compliance services through March 31, 2002, tax related services through April 30, 2002 and risk management services through June 30, 2002. For these services we were charged $0.5 million in 2002 and $0.3 million in 2001. The transition services agreement provided that Thermo Electron, at its discretion, would provide us with additional services specifically requested by us, such as acquisition and offering support services, on terms upon which we and Thermo Electron mutually agree.

        We were party to a corporate services arrangement with Thermo Electron through November 15, 2001 under which Thermo Electron's corporate staff provided certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services, for which we have paid Thermo Electron annually an amount equal to 0.8% of our consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% through the Spinoff

Date. For these services we were charged $2.1 million and $2.8 million in 2001 and 2000, respectively. These amounts were recorded as selling, general and administrative expenses. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron has charged us based upon costs attributable to our Company. On the Spinoff Date, the corporate services arrangement with Thermo Electron was terminated and was replaced with the transition services agreement described above.

Recent Accounting Pronouncements

        See Note 1 to the Consolidated Financial Statements for a complete description of the effect of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition. We manage our exposure to these risks through our regular operating and financing activities.

        We generally view our investment in international subsidiaries with a functional currency other than our reporting currency as long-term. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of our international subsidiaries are denominated principally in the Euro, Sterling and Yen. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the "Accumulated other comprehensive income (loss)" component of stockholder investment. A 10% reduction in year-end 2002 functional currency exchange rates, relative to the U.S. dollar, would result in a $9.4 million reduction of stockholder investment.

        Our cash, cash equivalents and variable-rate short-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income and expense due to the difference between the current interest rates on cash, cash equivalents and the variable-rate short-term obligations and the rate that these financial instruments may adjust to in the future. A 10% increase in 2002 interest rates would have resulted in additional interest expense of $0.1 million.

Item 8. Financial Statements and Supplementary Data

        Our Consolidated Financial Statements as of December 28, 2002, and Supplementary Data required by this item are attached to this report on Form 10-K beginning on page F-1 and incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 9, 2002, the Board of Directors of VIASYS and its Audit Committee decided to no longer engage Arthur Andersen LLP ("Andersen") as the Company's independent auditors and to engage Ernst & Young LLP to serve as the Company's independent public accountants for 2002.

        Andersen's report on the Company's consolidated financial statements for the year ended December 29, 2001, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

        Prior to the Company's spin-off from Thermo Electron on November 15, 2001 (the "Spin-off Date"), VIASYS was a wholly-owned subsidiary of Thermo Electron. From the Spin-off date to the date of the Form 8-K filed on May 16, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with their report on the Company's consolidated financial statements for such period. There were no reportable events listed in Items 304 (a) (1) (v) of Regulation S-K during this same period. In addition, to the best of the Company's knowledge, as of the Spin-off Date, there were no disagreements between Thermo Electron and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with their reports on Thermo Electron's consolidated financial statements for the two years prior to the Spin-off Date. To the Company's knowledge, there were no reportable events listed in Items 304 (a) (1) (v) of Regulation S-K during this same period.

        We provided Andersen a copy of the Company's Form 8-K prior to its filing with the Securities and Exchange Commission ("Commission"). Andersen provided us with a letter, addressed to the Commission, which was filed as an Exhibit to the Company's Form 8-K, as filed with the Commission.

        Since the Spin-off Date and prior to engaging Ernst & Young LLP, VIASYS did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information with respect to security ownership of certain beneficial owners and management set forth under the caption "Stock Ownership" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

        The table below provides information as of December 28, 2002 with respect to compensation plans under which equity compensation is authorized, as well as individual compensatory arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,221,000	$14.84	2,367,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,221,000	$14.84	2,367,000

Item 13. Certain Relationships and Related Transactions

        Information required under this item is set forth under the caption "Relationship with Affiliates" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14. Controls and Procedures

        An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of February 28, 2003 was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1. Financial Statements

        The following financial statement and reports of independent auditors are included herein:

  2.
  Financial Statement Schedule:

        Schedule II: Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

  3.
  Reports on Form 8-K and Exhibits

(b)
Reports on Form 8-K

        None.

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
10.6*
Equity Incentive Plan of the Company (maximum number of shares issuable in the aggregate under this plan is 6,680,000 shares, after adjustment to reflect the one-for-1.5384615 reverse stock split effected in October 2001).
10.7*	Deferred Compensation Plan for Directors of the Company.
10.8**†	Amended and restated Employment Agreement dated as of November 19, 2002 by and among the Company and Randy H. Thurman.
10.9*†	Letter Agreement dated as of September 24, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.

10.10**†	Amended and restated Executive Retention Agreement dated as of November 19, 2002 by and between the Company and Randy H. Thurman.
10.11*	Term Note dated as of April 19, 2001 issued by Randy H. Thurman to the Company.
10.12*†	Employment Agreement dated as of June 8, 2001 by and between the Company and Martin P. Galvan.
10.13*†	Executive Retention Agreement dated as of June 11, 2001 by and between the Company and Martin P. Galvan.
10.15*	Lease for Millennium III of the Millennium Corporate Center dated October 3, 2001 by and between the Company and Washington Street Associates II, L.P.
10.17†	Employment Agreement dated as of August 27, 2001 by and between the Company and Stephen P. Connelly.
10.18**	Credit Agreement by and among the Company, the Banks party thereto and certain other parties, dated May 31, 2002.
21.1**	Subsidiaries of the Company.
23.1**	Independent Auditor's Report on Schedule.
23.2**	Consent of Independent Auditors.
99.2**	Certifications by the Chief Executive Officer and Chief Financial Officer relating to Periodic Report containing Financial Statements

*
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10, No. 001-16121.

**
Filed herewith.

†
Compensation related contract.

SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other(a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended December 28, 2002	$7,050	$2,066	$500	$(3,879)	$442	$6,179
Year Ended December 29, 2001	$6,524	$1,747	$202	$(1,338)	$(85)	$7,050
Year Ended December 30, 2000	$6,388	$2,246	$—	$(1,112)	$(998)	$6,524

(a)
Primarily the effect of currency translation.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003	VIASYS HEALTHCARE INC.

	By:	/s/ RANDY H. THURMAN Randy H. Thurman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 21, 2003.

Signature		Title

By:	/s/ RANDY H. THURMAN Randy H. Thurman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ MARTIN P. GALVAN Martin P. Galvan	Chief Financial Officer (Principal Financial Officer)
By:	/s/ WILLIAM E. HENNESSEY William E. Hennessy	Corporate Controller (Principal Accounting Officer)
By:	/s/ RONALD A. AHRENS Ronald A. Ahrens	Director
By:	/s/ DAVID W. GOLDE David W. Golde	Director
By:	/s/ KIRK E. GORMAN Kirk E. Gorman	Director
By:	/s/ MARY J. GUILFOILE Mary J. Guilfoile	Director
By:	/s/ ROBERT W. O'LEARY Robert W. O'Leary	Director

CERTIFICATION

I, Randy H. Thurman, certify that:

        1.    I have reviewed this annual report on Form 10-K of VIASYS Healthcare Inc;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ RANDY H. THURMAN
	Name:	Randy H. Thurman
	Title:	Chairman and Chief Executive Officer

CERTIFICATION

I, Martin P Galvan, certify that:

        1.    I have reviewed this annual report on Form 10-K of VIASYS Healthcare Inc;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	/s/ MARTIN P. GALVAN
	Name:	Martin P. Galvan
	Title:	Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

         To the Board of Directors and Stockholders of VIASYS Healthcare Inc.

        We have audited the accompanying consolidated balance sheets of VIASYS Healthcare Inc. as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASYS Healthcare Inc. at December 28, 2002 and December 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill in accordance with SFAS No. 142.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania February 12, 2003

VIASYS HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

	2002	2001
	(In thousands except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$15,036	$14,968
Accounts receivable, less allowances of $6,179 and $7,050	83,295	75,013
Inventories	80,074	69,961
Assets of discontinued operation	21,129	—
Deferred tax asset	13,486	13,931
Prepaid expenses	2,724	3,104

Total Current Assets	215,744	176,977

Property, Plant and Equipment, Net	32,595	28,963
Goodwill, Net	172,954	151,816
Intangible Assets, Net	13,404	6,215
Deferred Tax Asset	3,165	2,349
Other Assets	3,638	2,892
Assets of Discontinued Operation	—	35,941

TOTAL ASSETS	$441,500	$405,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term obligations	$48,113	$33,357
Accounts payable	17,180	20,122
Accrued payroll and employee benefits	9,895	12,828
Deferred revenue	8,910	8,314
Accrued installation and warranty costs	4,406	4,460
Accrued commissions	4,090	4,020
Deferred tax liability	195	36
Income taxes payable	7,027	3,457
Liabilities of discontinued operation	5,846	—
Other accrued expenses	12,123	11,506

Total Current Liabilities	117,785	98,100

Liabilities of Discontinued Operation	—	5,067
Deferred Tax Liability	3,535	1,841
Other Long-Term Liabilities	2,555	477

Total Liabilities	$123,875	$105,485

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 26,250,698 and 26,037,362 shares issued	263	260
Additional paid-in capital	266,474	263,171
Treasury stock, 5,597 shares	(111)	—
Retained earnings	44,583	39,259
Deferred compensation	—	(158)
Accumulated other comprehensive income (loss)	6,416	(2,864)

Total Stockholders' Equity	317,625	299,668

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$441,500	$405,153

See accompanying notes to consolidated financial statements.

VIASYS HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	2002	2001	2000
	(In thousands except per share amounts)
Revenues	$353,921	$336,336	$322,644

Costs and Operating Expenses:
Cost of revenues	188,686	177,747	168,243
Selling, general and administrative expenses	97,934	95,720	94,176
Research and development expenses	26,881	29,334	23,418
Restructuring costs	5,759	5,833	1,964
Purchased in-process research and development	900	—	—

	320,160	308,634	287,801

Operating Income	33,761	27,702	34,843
Interest Expense, Net	(1,586)	(1,698)	(2,268)
Other Expense, Net	(438)	(45)	(393)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	31,737	25,959	32,182
Provision for Income Taxes	(11,979)	(10,942)	(14,078)
Minority Interest Expense	—	—	(191)

Income from Continuing Operations	19,758	15,017	17,913
Discontinued Operations (net of income taxes of $(8,315), $814 and $612)	(14,434)	1,245	980

Net Income	$5,324	$16,262	$18,893

Earnings per Share:
Basic:
Continuing Operations	.76	.58	.69
Discontinued Operations	(.56)	.05	.04

	$.20	$.63	$.73

Diluted:
Continuing Operations	.74	.58	.69
Discontinued Operations	(.54)	.04	.04

	$.20	$.62	$.73

Weighted Average Shares Outstanding:
Basic	26,080	26,002	26,000

Diluted	26,603	26,076	26,000

See accompanying notes to consolidated financial statements.

VIASYS HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2001	2000
	(In thousands)
Operating Activities:
Net income	$5,324	$16,262	$18,893
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	14,434	(1,245)	(980)
Depreciation and amortization	10,240	13,707	13,093
Provision for write-down of asset	1,102	—	—
Provision for losses on accounts receivable	2,066	1,747	2,246
Purchased in-process research and development	900	—	—
Minority interest expense	—	—	191
Deferred income taxes	103	(736)	(155)
Other noncash items	184	(316)	147
Changes in current accounts, excluding the effects of acquisitions:
Accounts receivable	(5,743)	(13,289)	10,795
Inventories	(5,666)	(5,085)	(13,398)
Prepaid expenses and other	699	3	324
Accounts payable	(4,723)	2,285	668
Other current liabilities	(3,830)	6,060	(8,898)
Other	(484)	(542)	(153)

Net cash provided by continuing operating activities	14,606	18,851	22,773
Net cash provided by discontinued operating activities	1,744	1,618	4,932

Net cash provided by operating activities	16,350	20,469	27,705

Investing Activities:
Acquisitions, net of cash acquired	(18,194)	—	—
Purchases of property, plant and equipment	(15,186)	(10,142)	(7,394)
Proceeds from sale of property, plant and equipment	2,783	1,432	—
Advances from (to) affiliate	—	1,517	(1,385)
Increase in other assets	(3,115)	(1,852)	(294)
Investing activities of discontinued operations	(575)	(337)	286

Net cash used in investing activities	(34,287)	(9,382)	(8,787)

Financing Activities:
Net proceeds from issuance of Company common stock	907	283	—
Purchase of treasury stock	(111)	—	—
Capital contribution from former parent company	—	581	—
Net transfer to former parent company	—	4,526	(10,919)
Increase (decrease) in short-term borrowings	13,798	(7,722)	2,541
Financing activities of discontinued operations	—	(6,108)	—
Other	(336)	127	—

Net cash provided by (used in) financing activities	14,258	(8,313)	(8,378)

Exchange Rate Effect on Cash and Cash Equivalents	3,747	(417)	(941)

Increase in Cash and Cash Equivalents	68	2,357	9,599

Cash and Cash Equivalents at Beginning of Year	14,968	12,611	3,012

Cash and Cash Equivalents at End of Year	$15,036	$14,968	$12,611

Cash Paid For:
Interest	$1,698	$2,365	$1,822
Income taxes	$9,412	$8,898	$15,931

See accompanying notes to consolidated financial statements.

VIASYS HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Deferred Compensation	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(Dollars in Thousands)
Balance at January 1, 2000	$260	$—	$239,907	$—	$16,605	$(1,341)	$255,431
Net income					18,893		18,893
Foreign currency translation adjustment						(103)	(103)

Comprehensive income—total							18,790

Transfer of acquired minority interest in subsidiaries from former parent company			22,188				22,188
Net transfers to former parent company					(10,919)		(10,919)

Balance at December 30, 2000	$260	$—	$262,095	$—	$24,579	$(1,444)	$285,490
Net income					16,262		16,262
Foreign currency translation adjustment						(1,420)	(1,420)

Comprehensive income—total							14,842

Conversion of former parent stock to Company restricted stock		(212)					(212)
Amortization of deferred compensation		54					54
Net transfer to former parent company					(1,582)		(1,582)
Capital contribution from former parent company			581				581
Tax benefit from stock option plan			31				31
Stock issued under employee stock purchase plan and stock option plan			464				464

Balance at December 29, 2001	$260	$(158)	$263,171	$—	$39,259	$(2,864)	$299,668
Net income					5,324		5,324
Foreign currency translation adjustment						9,280	9,280

Comprehensive income—total							14,604

Amortization of deferred compensation		158					158
Tax benefit from stock option plan			147				147
Stock issued under employee stock purchase plan and stock option plan	1		907				908
Purchase of treasury stock				(111)			(111)
Stock issued for purchase of EME	2		2,249				2,251

Balance at December 28, 2002	$263	$—	$266,474	$(111)	$44,583	$6,416	$317,625

See accompanying notes to consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

        VIASYS Healthcare Inc. (the "Company") develops, manufactures, markets and services medical devices and products, including respiratory care equipment, neurodiagnostic systems, disposable products and other specialty products and materials. On September 25, 2002, the Company announced its plan to exit the patient monitoring business by divesting Medical Data Electronics ("MDE"). The consolidated financial statements have been restated to present MDE as a discontinued operation.

Relationship with Thermo Electron Corporation

        The Company operated as a division of Thermo Electron Corporation ("Thermo Electron" or "former parent company") until its incorporation as a Delaware corporation in August 1995 under the name Thermo Biomedical Inc., as a wholly-owned subsidiary of Thermo Electron. Subsequently, Thermo Electron contributed all of the assets or stock of its Nicolet Biomedical Inc. ("Nicolet Biomedical"), Bird Medical Technologies, Inc. ("Bird Medical Technologies"), SensorMedics Corporation ("SensorMedics"), Medical Data Electronics, Inc. ("Medical Data Electronics") and Bear Medical Systems Inc. ("Bear Medical Systems") subsidiaries to the Company. In September 2000, Thermo Electron contributed its MWW, Corpak LLC ("Corpak") and Tecomet Inc. ("Tecomet") subsidiaries and substantially all of the assets and liabilities of its Thermedics Polymer Products division to the Company. The transfers of these businesses from Thermo Electron were recorded at historical cost.

        On January 31, 2000, Thermo Electron announced that, as a part of a major reorganization, it planned to spin off its equity interest in the Company as a dividend to Thermo Electron stockholders. In January 2001, Thermo Biomedical Inc. changed its name to VIASYS Healthcare Inc. In February 2001, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the planned spin off. On October 10, 2001, the Thermo Electron board of directors declared a dividend of all of its equity interest in the Company. The dividend was distributed on November 15, 2001 (the "Spinoff Date") to Thermo Electron Stockholders of record on November 7, 2001. The distribution was on the basis of 0.1461 share of Company common stock for each share of Thermo Electron common stock outstanding.

        The accompanying financial statements include the assets, liabilities, income and expenses of the businesses described above from the dates they were first included in Thermo Electron's consolidated financial statements. The accompanying financial statements do not include Thermo Electron's general corporate debt, which was used to finance operations of all of its respective business segments, or an allocation of Thermo Electron's interest expense for any period in which the Company was a subsidiary of Thermo Electron. The Company has had positive cash flows from operations for all periods presented.

Principles of Consolidation

        The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

        The Company has adopted a fiscal year ending on the Saturday nearest December 31. References to 2002, 2001 and 2000 are as of and for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, respectively.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

        Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Revenue Recognition

        VIASYS derives revenues primarily from the sale of products and to a lesser extent the provision of services and rental of equipment. When complex installation of a product is required, revenue is recognized upon completion of installation. In all other situations revenue is recognized when title is transferred and there is no further obligation to the customer. Effective January 2, 2000, the Company adopted SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, revenues for products that require installation for which the installation either is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon transfer of title with estimated installation costs accrued. As the Company's revenues were not materially affected by the adoption of SAB No. 101, we recorded no cumulative effect of the change in accounting principle for periods prior to 2000.

        Service revenues are derived from parts and supplies, in-house and field repairs, service contracts and customer education. VIASYS sells service contracts on products when the warranty period expires. The Company recognizes revenues from these service contracts ratably over the terms of the contracts.

        The Company rents products, primarily in the Respiratory Technologies segment, to hospitals and other customers for periods ranging from two weeks to over a year. VIASYS recognizes rental revenues ratably over the terms of the rental contract.

Costs and Operating Expenses

        Cost of revenues includes costs related to the sale of products and to a lesser extent the cost of providing services and renting equipment. Cost of revenues from the sale of products consists primarily of manufacturing overhead, materials, parts and labor. Cost of revenues from service includes labor, material and other costs directly related to servicing the equipment covered under a service contract. Cost of revenues from rentals primarily includes the depreciation of the rental equipment. Selling, general and administrative expenses and research and development expenses consist primarily of salaries, commissions, benefits, amortization and other expenses in support of these activities.

Shipping and Handling Cost

        The Company classifies shipping and handling costs as a component of cost of revenues.

Allowance for Doubtful Accounts

        The Company provides an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance is determined by analyzing historical data and trends. Past due or delinquency status is based on contractual terms. Charges for doubtful accounts are recorded in selling, general and administrative expenses.

Warranty and Installation Reserve

        VIASYS offers warranties on some products for various periods of time. At the time of the sale, a reserve is established for the estimated cost of warranties based on the Company's best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The cost of warranties is affected by the length of the warranty, the product's failure rates and the customer's usage. A reserve for installation is recorded at the time title transfers when installation is not essential to functionality and is deemed inconsequential or perfunctory. VIASYS records warranty and installation expense in cost of revenues.

Stock-Based Compensation Plans

        The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans (Note 8). Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised.

        Had compensation cost for awards granted under stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been:

	2002	2001	2000
	(In thousands except per share amounts)
Income from Continuing Operations:
As reported	$19,758	$15,017	$17,913
Pro forma compensation costs, net of tax	(4,249)	(1,489)	(413)

Pro forma	$15,509	$13,528	$17,500

Basic Earnings per Share:
As reported	$.76	$.58	$.69
Pro forma	$.59	$.52	$.67
Diluted Earnings per Share:
As reported	$.74	$.58	$.69
Pro forma	$.58	$.52	$.67

        Compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

        The weighted average fair value per share of Company options granted was $6.57 and $5.30 in 2002 and 2001, respectively. No options were granted in 2000. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001
Volatility	34.0%	34.0%
Risk-free Interest Rate	3.7%	4.1%
Expected Life of Options	5.0 years	5.0 years
Dividends	—	—

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

Income Taxes

        In accordance with SFAS No. 109, "Accounting for Income Taxes" the Company recognizes deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return.

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

Cash and Cash Equivalents

        The Company's cash and cash equivalents include investments in interest-bearing accounts which have an original maturity of three months or less. Cash equivalents are carried at cost, which approximates market value. Through the Spinoff Date, the Company's cash receipts and disbursements were combined with other Thermo Electron corporate cash transactions. Cash transfers between the Company and Thermo Electron appear in the accompanying statements of cash flows and changes in Stockholders' equity as "Net transfer to former parent company." The average balance outstanding with our former parent company was $30,301,000 during 2001 through the Spin-off Date and $20,592,000 in 2000.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out or weighted-average basis) or net realizable value and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	2002	2001
	(In thousands)
Raw Materials	$45,128	$36,466
Work in Process	9,318	7,510
Finished Goods	25,628	25,985

	$80,074	$69,961

        The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records as a charge to cost of revenues the amount required to reduce the carrying value of the inventories to estimated net realizable value.

Property, Plant and Equipment

        The costs of additions and improvements are capitalized, while maintenance and repair costs are charged to expense as incurred. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings, 20 to 30 years; machinery and equipment, 2 to 12 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Depreciation was $7,998,000, $7,258,000 and $6,603,000 for 2002, 2001 and 2000, respectively.

        Property, plant and equipment consist of the following:

	2002	2001
	(In thousands)
Land	$1,617	$2,218
Buildings	7,623	8,125
Machinery and Equipment	74,340	66,583
Leasehold Improvements	7,849	6,896
Construction in Progress	4,374	1,938

Property, plant and equipment, at cost	95,803	85,760
Less: Accumulated Depreciation	63,208	56,797

Property, Plant and Equipment, Net	$32,595	$28,963

Intangible Assets

        Intangible assets include the cost of acquired patents and technology. These assets are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 17 years.

Goodwill

        Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001. Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight-line basis over 40 years, are no longer permitted to be amortized to earnings, but instead are subject to periodic testing for impairment. The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. In connection with the Company's adoption of SFAS No. 142, the Company reviewed the classification of its goodwill and other intangible assets and discontinued amortizing goodwill. The Company also tested goodwill for impairment on December 30, 2001, by comparing the fair values of the Company's reporting units to their carrying values and determined that there was no goodwill impairment at that time. The Company conducted the required annual impairment review as of December 1, 2002 and also determined that there was no goodwill impairment as of that date. Amortization of goodwill was $4,457,000 and $4,219,000 in 2001 and 2000, respectively.

        The impact of the adoption of SFAS 142 on the Company's 2002 income from continuing operations for the year ended December 28, 2002 was to decrease goodwill amortization by approximately $4,457,000, resulting in an increase in net income after tax of $4,194,000, and in basic and diluted earnings per share of $.16.

        The following table reflects consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the year ended December 30, 2000:

	2002	2001	2000
	(In thousands except per share amounts)
Income from Continuing Operations, after tax:
As reported	$19,758	$15,017	$17,913
Goodwill amortization (net of tax of $0, $263 and $279)	—	4,194	3,940

As adjusted	$19,758	$19,211	$21,853

Basic Earnings Per Share from Continuing Operations:
As reported	$.76	$.58	$.69
Goodwill amortization (net of tax of $0, $.01 and $.01)	—	.16	.15

As adjusted	$.76	$.74	$.84

Diluted Earnings Per Share from Continuing Operations:
As reported	$.74	$.58	$.69
Goodwill amortization (net of tax of $0, $.01 and $.01)	—	.16	.15

As adjusted	$.74	$.74	$.84

Foreign Currency

        All assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and revenues and expenses are translated at average exchange rates for the year, in accordance with SFAS No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected as a separate component of "Accumulated other comprehensive income (loss)." Transaction gains (losses), recorded in Other Expense, net totaled ($438,000), $188,000 and $5,000 in 2002, 2001 and 2000, respectively.

Comprehensive Income

        Comprehensive income combines net income and foreign currency translation adjustments, reported as a component of Stockholders' Equity in the accompanying balance sheet.

Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, notes payable and accounts payable. Their respective carrying amounts approximate fair value due to their short-term nature.

Recent Accounting Pronouncements

        Effective January 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. In accordance with SFAS No. 144, the Company classified MDE as a discontinued operation when a decision to divest MDE was made. The prior year financial statements were restated to conform to the current year's presentation.

        In July 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than at the plan commitment date if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has traditionally recognized certain costs associated with restructuring plans as of the date of commitment to the plan. Adoption of SFAS No. 146 could result in the deferral of recognition of such costs for restructuring plans initiated in periods subsequent to December 31, 2002 from the date the Company commits to the plan to the date that it incurs a liability for the costs. As SFAS No. 146 only applies to prospective items, VIASYS is unable to determine the impact, if any, that adoption of SFAS No. 146 would have on the Company's future financial position or results of operations, or liquidity.

        In November 2002, the FASB issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). This statement addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Additionally, companies will be permitted to apply the guidance in this issue to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes." The Company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. The Company does not believe that adoption of this issue will have a material impact on its consolidated financial position, consolidated results of operations, or liquidity.

2. Earnings per Share

        The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share (EPS) to those used to compute diluted EPS for 2002, 2001 and 2000:

	2002	2001	2000
Weighted Average Number of Common Shares Outstanding—Basic	26,080	26,002	26,000
Dilutive Effect of Stock Options Outstanding	523	74	—

Weighted Average Number of Dilutive Shares	26,603	26,076	26,000

3. Business Segment Information, Geographic Information and Concentrations of Risk

Business Segment Information

        Effective October 1, 2002, the Company's businesses operate in four segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. Prior to this change, Respiratory Technologies and Critical Care were reported as one segment titled Respiratory Care. Due to the method in which data was collected in 2000, the Company has determined that it is impracticable to restate the year 2000 segment data. Therefore, in the following table Respiratory Technologies and Critical Care are reported together under Respiratory Care in the year 2000.

        The Respiratory Technologies segment develops, manufactures, markets and services products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders. The Critical Care segment develops, manufactures, markets and services products to treat respiratory insufficiency caused by illness, injury or premature birth. The NeuroCare segment principally develops, manufactures, markets and services a comprehensive line of neurodiagnostic, vascular and audiology systems. The Medical and Surgical Products segment develops, manufactures and markets disposable products, specialty medical products and polyurethanes for sale to original equipment manufacturers. In classifying operations into a particular segment the Company aggregates businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

	2002	2001	2000
	(In thousands)
Revenues:
Respiratory Technologies	$97,225	$88,214	$—
Critical Care	97,296	91,155	—

Respiratory Care	194,521	179,369	171,798

NeuroCare	93,880	90,076	90,902
Medical and Surgical Products	65,520	66,891	59,944

	$353,921	$336,336	$322,644

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest:
Operating Income:
Respiratory Technologies	$12,435	$5,983	$—
Critical Care	12,346	14,555	—

Respiratory Care	24,781	20,538	17,642

NeuroCare	3,967	987	7,362
Medical and Surgical Products	12,115	11,731	10,599
Corporate(a)	(7,102)	(5,554)	(760)

Operating Income from Continuing Operations	33,761	27,702	34,843
Interest and Other Expense, Net	(2,024)	(1,743)	(2,661)

Income from Continuing Operations before tax and minority interest	$31,737	$25,959	$32,182

Total Assets:
Respiratory Technologies	$105,820	$100,694	$—
Critical Care	148,284	113,623	—

Respiratory Care	254,104	214,317	220,513

NeuroCare	108,933	103,918	104,308
Medical and Surgical Products	43,772	34,937	24,268
Corporate(b)	13,562	16,040	5,682
Assets of Discontinued Operation	21,129	35,941	35,580

	$441,500	$405,153	$390,351

Depreciation and Amortization:
Respiratory Technologies	$4,434	$4,920	$—
Critical Care	1,732	2,870	—

Respiratory Care	6,166	7,790	7,044

NeuroCare	1,604	3,369	3,652
Medical and Surgical Products	2,269	2,514	2,397
Corporate	201	34	—

	$10,240	$13,707	$13,093

Capital Expenditures:
Respiratory Technologies	$5,785	$3,296	$—
Critical Care	470	2,075	—

Respiratory Care	6,255	5,371	3,201

NeuroCare	1,259	1,057	2,091
Medical and Surgical Products	6,844	3,170	2,102
Corporate	828	544	—

	$15,186	$10,142	$7,394

Goodwill:
Respiratory Technologies	$30,055	$26,572	$—
Critical Care	80,830	65,128	—

Respiratory Care	110,885	91,700	95,106

NeuroCare	54,427	52,509	54,160
Medical and Surgical Products	7,642	7,607	8,074

	$172,954	$151,816	$157,340

(a)
Primarily general and administrative expenses.

(b)
Primarily cash and cash equivalents and deferred tax assets.

Geographic Information

        Export revenues accounted for 23%, 25% and 24% of the Company's total revenues in 2002, 2001 and 2000, respectively. Revenues from countries outside the United States, based on selling location, accounted for 18%, 17% and 17% of the Company's total revenues in 2002, 2001 and 2000, respectively. Long-lived assets in countries outside the United States accounted for 25%, 14% and 16% of the Company's long-lived assets at year-end 2002, 2001 and 2000, respectively, and principally consisted of goodwill and property, plant and equipment. There was no country outside of the United States in which revenues exceeded 10% of the Company's total revenues in 2002, 2001 or 2000. Long-lived assets held in Germany account for 15%, 14% and 16% of our total long-lived assets in 2002, 2001 and 2000, respectively.

Concentrations of Risk

        The Company primarily sells its products to customers in the healthcare industry. The Company does not normally require collateral or other security to support its accounts receivable. Management does not believe that this concentration of credit risk has, or will have, a significant negative impact on the Company.

4. Income Taxes

        The components of income from continuing operations before provision for income taxes and minority interest are as follows:

	2002	2001	2000
	(In thousands)
Domestic	$25,526	$22,981	$29,194
Foreign	6,211	2,978	2,988

	$31,737	$25,959	$32,182

        The components of the provision for income taxes are as follows:

	2002	2001	2000
	(In thousands)
Current:
Federal	$8,471	$8,497	$11,142
State	1,334	1,329	2,197
Foreign	2,071	1,852	894

Total current	11,876	11,678	14,233

Deferred:
Federal	(605)	(539)	(424)
State	150	(152)	(102)
Foreign	558	(45)	371

Total deferred	103	(736)	(155)

Total provision for income taxes	$11,979	$10,942	$14,078

        The provision for income taxes differs from the provision calculated by applying the statutory federal income tax rate of 35% to income before provision for income taxes due to the following:

	2002	2001	2000
	(In thousands)
Federal Statutory Rate	$11,108	$9,086	$11,264
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	965	765	1,362
Amortization of goodwill	—	1,122	1,041
Export sales benefit	(646)	(974)	(496)
Foreign tax rate differential and operating loss benefits (net)	455	775	665
Nondeductible expenses	224	292	243
Other	(127)	(124)	(1)

	$11,979	$10,942	$14,078

        Deferred tax assets and liabilities consist of the following:

	2002	2001
	(In thousands)
Deferred Tax Assets (Liabilities):
Reserves and accruals	$4,164	$5,175
Inventory basis difference	6,140	4,829
Net operating loss and credit carryforwards	3,292	2,978
Accrued compensation	1,184	1,772
Depreciation and amortization	(1,501)	486
Deferred credits	2,329	1,127
Other, net	264	1,014

	15,872	17,381
Less: Valuation allowance	(2,951)	(2,978)

Net Deferred Tax Asset	$12,921	$14,403

        The valuation allowance relates to uncertainty surrounding the realization of U.S. and foreign tax net operating loss and credit carryforwards. At year-end 2002, the Company had U.S. and foreign net operating loss carryforwards of approximately $9,400,000, which expire at various times over the next 20 years. Deferred taxes have not been provided on approximately $7,200,000 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company plans to keep these amounts permanently invested overseas.

5. Restructuring and Other Unusual Costs

        The Company has engaged in various restructuring efforts over the last three years to reduce costs, achieve synergies and streamline operations. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees.

As of December 28, 2002, substantially all of the intended employees had been severed. The costs related to severance totaled $2,933,000, $3,949,000 and $346,000 in 2002, 2001 and 2000, respectively.

        Included in the restructuring costs were charges for the closure of certain facilities totaling $2,272,000, $97,000 and $222,000 in 2002, 2001 and 2000, respectively. The facilities affected by these actions included the Company's New Hampshire and Colorado facilities which were consolidated with the Company's NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany.

        The following table summarizes accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet.

	Severance	Employee Retention	Abandoned Facilities	Other	Total
	(In thousands)
Balance at January 1, 2000	$—	$—	$—	$—	$—
Costs accrued(a)	346	1,351	222	45	1,964
Payments	(346)	(241)	(222)	(45)	(854)

Balance at December 30, 2000	$—	$1,110	$—	$—	$1,110

Costs accrued(b)	3,949	1,601	97	186	5,833
Payments	(1,717)	(2,391)	(51)	(121)	(4,280)
Currency translation	(28)	—	—	—	(28)

Balance at December 29, 2001	$2,204	$320	$46	$65	$2,635

Costs accrued(c)	2,933	—	2,272	554	5,759
Non-cash write-down of New Hampshire facility	—	—	(1,102)	—	(1,102)
Payments	(4,054)	(320)	(708)	(573)	(5,655)
Currency translation	340	—	—	—	340

Balance at December 28, 2002	$1,423	$—	$508	$46	$1,977

(a)
Reflects costs of $492, $413, $1,007 and $52 in the Respiratory Care, NeuroCare and Medical and Surgical Products segments and the corporate office, respectively.

(b)
Reflects costs of $2,514, $216, $2,061, $755 and $287 in the Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products segments and the corporate office, respectively.

(c)
Reflects costs of $526, $233, $3,776, $336 and $888 in the Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products segments and the corporate office, respectively.

6. Short-term Obligations

        On May 31, 2002, the Company entered into a three-year syndicated $60,000,000 Senior Revolving Credit Facility (the "Facility") which expires in May 2005. Under the Facility, there are options under which the Company can borrow funds which determine the interest rate that will be charged. These options include borrowings at LIBOR plus a spread or at the prime rate plus a spread. Under the LIBOR option, the interest rate depends on the term selected which can be no more than one year, and is fixed for that term. Under the prime rate option, the interest rate fluctuates based on the prime rate during the period which any amount is outstanding under that option.

        Under the terms of the Facility, the Company is subject to certain debt covenants which limit debt to a maximum of 2.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA"), require a minimum EBITDA to interest expense ratio of 4.0, limit aggregate annual capital expenditures to $20,000,000 and require a minimum stockholder's equity balance. The Company is in compliance with these debt covenants as of December 28, 2002. The Company is also subject to commitment fees on the unused portion of the Facility, the amounts of which are not material.

        At December 28, 2002, there was $47,000,000 outstanding under the Facility at a 3.26% weighted average interest rate.

        At December 29, 2001, the Company had a Note Payable of $33,300,000 due to Thermo Electron. This indebtedness was represented by an unsecured promissory note bearing interest at the prime rate plus 0.5% (5.25% at December 29, 2001), with interest payable quarterly in arrears and maturing on November 15, 2002. This obligation was satisfied in full on May 31, 2002 with proceeds from the Facility.

7. Capital Stock

        In August 2001, the Company's Board of Directors and sole stockholder approved an amendment to the Company's Certificate of Incorporation to, among other items, authorize 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's Board of Directors without future stockholder approval. The amendment also increased the number of authorized shares of common stock, $.01 par value per share, for issuance from 3,000 shares to 100,000,000 shares.

        In August 2001, the Company effected a stock split through a distribution of approximately 13,332 shares of the Company's common stock for each share of the Company's common stock then outstanding. In October 2001, the Company effected an approximate one-for-1.54 reverse split of its common stock. All share and per share information in the accompanying financial statements has been restated to reflect these stock splits.

        The Company has reserved 6,680,000 shares of its common stock for possible issuance under stock-based compensation plans. As of December 28, 2002, 4,313,000 shares had been granted and 2,367,000 shares were available for grant.

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

8. Employee Benefit Plans

Employee Stock Purchase Program

        In October 2001, the Company adopted an employee stock purchase plan in which substantially all of the Company's full-time U.S. employees became eligible to participate effective July 1, 2002. Under this program, shares of the Company's common stock may be purchased at 85% of the lower of the fair market value at the beginning or end of the purchase period. Shares are purchased through payroll deductions of up to 10% of each participating employee's gross wages.

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

        A summary of the Company's stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding, December 30, 2000	—	$—
Exchange of Thermo Electron Options for Company Options	520	13.80
Granted	3,365	14.30
Exercised	(19)	13.16
Forfeited	(3)	12.70

Outstanding, December 29, 2001	3,863	$14.24

Granted	702	18.06
Exercised	(73)	12.74
Forfeited	(271)	15.14

Outstanding, December 28, 2002	4,221	$14.84

Exercisable
December 29, 2001	495	13.79
December 28, 2002	1,363	14.07
Available for Grant
December 29, 2001	798
December 28, 2002	2,367

        A summary of the status of the Company's stock options held by the Company's employees at December 28, 2002, is as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)
$ 4.70 - $ 5.77	3	4.3	$4.97
8.80 - 12.67	289	1.9	$11.31
14.23 - 19.84	3,855	6.3	$14.90
23.76 - 29.46	73	6.2	$24.95
99.98 - 99.98	1	5.1	$99.98

$ 4.70 - $99.98	4,221	6.0	$14.84

        Certain of the Company's employees participated in the stock option plans of Thermo Electron through the Spinoff Date. After the Spinoff Date, outstanding options of Thermo Electron common stock held by the Company's employees were exchanged for options of the Company's common stock. The intrinsic value of the options exchanged was maintained in accordance with the methodology set forth in FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

        Certain of the Company's key employees were awarded 32,000 shares of Thermo Electron restricted common stock. The shares had an aggregate value of $978,000 at the date of award and vested over 3 years. Following the Spinoff Date, these restricted shares were converted into 18,960 restricted shares of Company common stock with the same terms. The Company recognized the cost of these awards over their vesting period, which ended in 2002.

401(k) Savings Plans

        Effective on the Spinoff Date, substantially all of the Company's U.S. employees are eligible to participate in the VIASYS Retirement Savings Plan. Prior to this date substantially all U.S. employees were eligible to participate in the Thermo Electron 401(k) savings plan or a savings plan sponsored by a subsidiary. Contributions to the plans are made by both the employee and the Company. Company contributions are based upon the level of employee contributions. For these plans, the Company contributed and charged to expense $2,529,000, $1,898,000 and $1,479,000 in 2002, 2001 and 2000, respectively.

9. Commitments and Contingencies

Commitments

        In addition to the related-party operating leases described in Note 12, the Company leases portions of its office and operating facilities under various operating lease arrangements. Rent expense under these leases was $4,284,000, $2,774,000 and $4,821,000 in 2002, 2001 and 2000, respectively. Future annual minimum lease payments under all noncancelable operating leases at December 28, 2002, are as follows (in thousands):

2003	$5,527
2004	4,891
2005	2,014
2006	1,559
2007	1,224
Thereafter	1,633

$16,848

The Company has entered into employment arrangements that commenced in the second quarter of 2001 with three principal officers. These agreements expire in the second half of 2004 and call for aggregate minimum cash compensation of $935,000 annually. In addition, under one of the agreements, the Company advanced its chief executive officer $500,000, which will be forgiven ratably over the four years following execution of the employment agreement, assuming continued employment or in certain other circumstances. The balance of the advance was $304,000 at December 28, 2002.

Contingencies

        In July 1999, the Company commenced a lawsuit against a former employee and a related corporation for patent infringement and other actions. The defendants in this case counter-sued,

claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement, which settled all outstanding lawsuits between the companies and related parties. Under the agreement both companies have access to certain technologies and rights used in the companies' ventilators and the Company will be paid $4,000,000 in licensing fees over the three years ending March 2005. The licensing fees are being recognized ratably over a four-year period.

        The Company is involved in various legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company's financial position or results of operations.

10. Intangible Assets

        Other amortizable intangible assets have an average life of 3 - 17 years and consist of the following:

	2002	2001
	(In thousands)
Software	$14,131	$10,373
Patents	794	300
Purchased Technology	3,632	—
Other Intangibles	2,809	1,262

	21,366	11,935
Less: Accumulated Amortization	7,962	5,720

	$13,404	$6,215

        Amortization expense of other intangible assets for 2002, 2001 and 2000 was $2,242,000, $1,992,000 and $2,271,000, respectively. Estimated amortization expense of other intangible assets for the next five years is as follows (in thousands):

For the year ended January 3, 2004	$2,801
For the year ended January 1, 2005	$2,503
For the year ended December 31, 2005	$1,727
For the year ended December 30, 2006	$1,144
For the year ended December 29, 2007	$961

11. Acquisitions

        On October 16, 2002, the Company completed the acquisition of E.M.E. (Electro Medical Equipment) Limited ("EME") of Brighton, U.K. and its related U.S. operations for $19,776,000, of which approximately $16,567,000 was in cash, $959,000 was in loan notes and $2,250,000 was in 146,535 shares of restricted VIASYS common stock. The cash portion of the purchase price was financed by the Company's $60,000,000 credit facility. In addition, the Company will pay out a maximum of $1,063,000 upon the settlement of certain opening balance sheet accounts, which will be accounted for as additional purchase price. EME is a manufacturer and supplier of devices and disposables for the non-invasive treatment of newborns with respiratory problems and will be reported as part of our Critical Care segment. The allocation of the purchase price was as follows (in thousands):

Net Working Capital, excluding cash	(963)
Intangible Assets	3,862
Property, Plant and Equipment	704
In-process Research and Development	900
Goodwill	15,273

$19,776

        On December 18, 2002 the Company purchased SciMed, Limited ("SciMed") of Bristol U.K. for $3,582,000 of which approximately $1,627,000 was paid in cash at closing. The remainder of the purchase price totaling $1,955,000 will be paid in two annual installments; $1,020,000 no later than December 18, 2003 and $935,000 no later than December 18, 2004. In addition, contingent payments of up to $1,000,000 may also be paid based on the operating profit of SciMed. If the contingent payment is distributed the amount will be accounted for as additional purchase price. In relation to this acquisition, $1,918,000 of goodwill has been recorded in the Company's NeuroCare segment.

12. Related-party Transactions

Operating Lease

        The Company leases office space from an affiliate which is controlled by Thermo Electron under an operating lease arrangement that expires in 2004. Rent expense under this lease was $686,000, $731,000 and $768,000 in 2002, 2001 and 2000, respectively. Future annual minimum lease payments due under this non-cancelable operating lease at December 28, 2002, are as follows (in thousands):

2003	$734
2004	741

$1,475

Transition Services Agreement

        In connection with the spin off, the Company and Thermo Electron entered into a transition services agreement. The agreement provides that Thermo Electron would provide the Company with certain administrative services through June 29, 2002. The Company paid a fee under this agreement equal to 0.6%, 0.4% and 0.1% of the Company's consolidated revenues for the period from November 16, 2001 through December 29, 2001 and for quarters ending March 30, 2002 and June 29, 2002, respectively, plus out-of-pocket and third party expenses. The Company was charged $457,000 and $271,000 in 2002 and 2001 for the services provided under this agreement.

Corporate Services Arrangement

        The Company and Thermo Electron were parties to a corporate services arrangement under which Thermo Electron's corporate staff provided certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services, for which the Company paid Thermo Electron annually an amount equal to 0.8% of the Company's consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% through the Spinoff Date. For these services the Company was charged $2,057,000 and $2,763,000 in 2001 and 2000, respectively. Management believes that the service fees charged by Thermo Electron were reasonable and that such fees were representative of the expenses the Company would have incurred on a stand-alone basis. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charged the Company based upon costs attributable to the Company. The corporate services agreement was terminated as of the Spinoff Date and was replaced by a transition services agreement, discussed above.

Other Related-party Transactions

        The Company provided metal fabrication services to Thermo Cardiosystems Inc., a majority-owned subsidiary of Thermo Electron through February 2001, when Thermo Cardiosystems was sold. The Company was paid $443,000 and $3,283,000 in 2001 and 2000, respectively, for these services.

13. Discontinued Operations

        On September 25, 2002, the Company announced its plan to exit the patient monitoring business by divesting MDE. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Consolidated Financial Statements have been restated to account for MDE as a discontinued operation. MDE was previously part of the Medical and Surgical Products segment. In conjunction with the decision to divest MDE, the Company recorded an after-tax charge of $14,285,000 ($22,513,000 pre-tax) to write-down the assets of MDE to their estimated net realizable value less the cost to sell. The Company expects the sale of MDE to be completed in the first half of 2003. This charge is included in the discontinued operations line on the income statement. Operating results of the discontinued operation are as follows:

	2002	2001	2000
	(In thousands)
Revenues	$16,391	$21,024	$22,029
Income (loss) before income taxes	(22,749)	2,059	1,592
Net Income (loss)	(14,434)	1,245	980

        The net assets of MDE which were reclassified out of the Medical and Surgical Products segment and into discontinued operations are as follows:

	December 28, 2002	December 29, 2001
	(In thousands)
Inventories and other current assets	$15,940	$9,118
Property, plant and equipment, net	1,267	1,107
Other assets	3,922	25,716
Accounts Payable and other current liabilities	(5,846)	(5,067)

Net assets of discontinued operations	$15,283	$30,874

14. Unaudited Quarterly Information

2002	First(1)	Second(1)	Third	Fourth
	(In thousands except per share amounts)
Revenues	$85,661	$84,531	$86,396	$97,333
Gross Profit	$40,310	$39,968	$39,358	$45,599
Income from Continuing Operations	$4,724	$3,715	$4,646	$6,673
Discontinued Operations	493	458	(9,689)	(5,696)

Net Income	$5,217	$4,173	$(5,043)	$977

Earnings per Share from Continuing Operations:
Basic
Continuing Operation	$.18	$.14	$.18	$.26
Discontinued Operations	.02	.02	(.37)	(.22)

	$.20	$.16	$(.19)	$.04

Diluted
Continuing Operation	$.18	$.14	$.18	$.25
Discontinued Operations	.01	.02	(.37)	(.21)

	$.19	$.16	$(.19)	$.04

2001	First(1)	Second(1)	Third	Fourth
	(In thousands except per share amounts)
Revenues	$82,684	$83,293	$82,097	$88,262
Gross Profit	$37,859	$39,480	$38,844	$42,406
Income from Continuing Operations	$3,594	$4,187	$4,104	$3,132
Discontinued Operations	277	182	434	352

Net Income	$3,871	$4,369	$4,538	$3,484

Earnings per Share from Continuing Operations:
Basic
Continuing Operation	$.14	$.16	$.16	$.12
Discontinued Operations	.01	.01	.01	.01

	$.15	$.17	$.17	$.13
Diluted
Continuing Operation	$.14	$.16	$.16	$.12
Discontinued Operations	.01	.01	.01	.01

	$.15	$.17	$.17	$.13

(1)
Reclassified to present the results of MDE as a discontinued operation.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.2*	Amended and Restated Certificate of Incorporation of the Company.
3.3*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5*	Amended and Restated By-laws of the Company.
10.1*	Plan and Agreement of Distribution between Thermo Electron Corporation and the Company.
10.2*	Tax Matters Agreement between Thermo Electron Corporation and the Registrant.
10.4*	Rights Agreement between the Rights Agent and the Company.
10.5*	Indemnification Agreement between the Company and its directors and officers.
10.6*
Equity Incentive Plan of the Company (maximum number of shares issuable in the aggregate under this plan is 6,680,000 shares, after adjustment to reflect the one-for-1.5384615 reverse stock split effected in October 2001).
10.7*	Deferred Compensation Plan for Directors of the Company.
10.8**†	Amended and restated Employment Agreement dated as of November 19, 2002 by and among the Company and Randy H. Thurman.
10.9*†	Letter Agreement dated as of September 24, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.10**†	Amended and restated Executive Retention Agreement dated as of November 19, 2002 by and between the Company and Randy H. Thurman.
10.11*	Term Note dated as of April 19, 2001 issued by Randy H. Thurman to the Company.
10.12*†	Employment Agreement dated as of June 8, 2001 by and between the Company and Martin P. Galvan.
10.13*†	Executive Retention Agreement dated as of June 11, 2001 by and between the Company and Martin P. Galvan.
10.15*	Lease for Millennium III of the Millennium Corporate Center dated October 3, 2001 by and between the Company and Washington Street Associates II, L.P.
10.17†	Employment Agreement dated as of August 27, 2001 by and between the Company and Stephen P. Connelly.
10.18**	Credit Agreement by and among the Company, the Banks party thereto and certain other parties, dated May 31, 2002.
21.1**	Subsidiaries of the Company.
23.1**	Independent Auditor's Report on Schedule.
23.2**	Consent of Independent Auditors.
99.2**	Certifications by the Chief Executive Officer and Chief Financial Officer relating to Periodic Report containing Financial Statements

*
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10, No. 001-16121.

**
Filed herewith.

†
Compensation related contract.

QuickLinks

  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
COMMON STOCK MARKET PRICE
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
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Valuation and Qualifying Accounts (In thousands)
CERTIFICATION
CERTIFICATION
REPORT OF INDEPENDENT AUDITORS
VIASYS HEALTHCARE INC. CONSOLIDATED BALANCE SHEETS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF INCOME
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
VIASYS HEALTHCARE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX