Form 10-Q
period 2003-03-29
VIASYS HEALTHCARE INC
filed 2003-05-13
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 1-16121

VIASYS HEALTHCARE INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	04-3505871
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

227 Washington Street Conshohocken, Pennsylvania	19428
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 862-0800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 5, 2003
Common Stock, $.01 par value	26,345,555

VIASYS HEALTHCARE INC.

PART I - Financial Information

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 29, 2003	December 28, 2002
	(Unaudited) (In thousands except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$14,846	$15,036
Accounts receivable, less allowances of $6,490 and $6,179	85,302	83,295
Inventories:
Raw materials and supplies	42,995	45,128
Work in process	10,102	9,318
Finished goods	26,691	25,628
Assets of discontinued operation	20,665	21,129
Deferred tax assets	13,542	13,486
Prepaid expenses	4,663	2,724
Total Current Assets	218,806	215,744
Property, Plant and Equipment, at Cost	98,069	95,803
Less: Accumulated depreciation and amortization	(65,032)	(63,208)
Property, Plant and Equipment, net	33,037	32,595
Goodwill, net	173,791	172,954
Intangible Assets, net	13,344	13,404
Deferred Tax Assets	3,170	3,165
Other Assets	3,917	3,638
TOTAL ASSETS	$446,065	$441,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term obligations	$39,165	$48,113
Accounts payable	18,501	17,180
Accrued payroll and employee benefits	10,758	9,895
Deferred revenue	10,323	8,910
Warranty installation and costs	4,352	4,406
Accrued commissions	2,576	4,090
Deferred tax liabilities	195	195
Income taxes payable	9,546	7,027
Liabilities of discontinued operation	4,981	5,846
Other accrued expenses	14,807	12,123
Total Current Liabilities	115,204	117,785
Deferred Tax Liabilities	3,522	3,535
Other Long-Term Liabilities	2,370	2,555
TOTAL LIABILITIES	$121,096	$123,875
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 26,314,923 and 26,250,698 shares issued	263	263
Additional paid-in capital	267,339	266,474
Treasury Stock, 5,597 shares and 5,597 shares	(111)	(111)
Retained earnings	49,528	44,583
Accumulated other comprehensive income	7,950	6,416
Total Stockholders’ Equity	324,969	317,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$446,065	$441,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 29, 2003	March 30, 2002
	(Unaudited) (In thousands except per share amounts)

Revenues	$96,606	$85,661

Costs and Operating Expenses:
Cost of revenues	51,779	45,351
Selling, general and administrative expenses	27,430	23,855
Research and development expenses	6,662	7,416
Restructuring costs	—	961
	85,871	77,583

Operating Income	10,735	8,078
Interest Expense, Net	(403)	(432)
Other Expense, Net	(372)	(26)

Income from Continuing Operations before Income Taxes	9,960	7,620
Provision for Income Taxes	(3,635)	(2,896)
Income from Continuing Operations	6,325	4,724
Discontinued Operation (net of $797 tax benefit and $302 of tax expense)	(1,380)	493
Net Income	$4,945	$5,217

Earnings (Loss) per Share:
Basic:
Continuing Operations	.24	.18
Discontinued Operation	(.05)	.02
	$.19	$.20
Diluted:
Continuing Operations	.24	.18
Discontinued Operation	(.05)	.01
	$.19	$.19

Weighted Average Shares:
Basic	26,283	26,046
Diluted	26,359	26,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 29, 2003	March 30, 2002
	(Unaudited) (In thousands)

Operating Activities:
Net income	$4,945	$5,217
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (Income) from discontinued operation	1,380	(493)
Depreciation and amortization	2,641	2,243
Provision for losses on accounts receivable	207	705
Other noncash items	(162)	86
Changes in current accounts:
Accounts receivable	(1,746)	1,440
Inventories	667	(4,384)
Other current assets	(1,929)	(1,957)
Accounts payable	1,513	4,161
Other current liabilities	3,678	(318)
Other	(394)	(197)
Net cash provided by continuing operating activities	10,800	6,503
Net cash (used in) provided by discontinued operating activities	(924)	108
Net cash provided by operating activities	9,876	6,611

Investing Activities:
Purchases of property, plant and equipment	(2,517)	(3,268)
Purchases of intangible assets	(651)	(154)
Proceeds from sale of property, plant and equipment	185	181
Investing activities of discontinued operation	(164)	(197)
Net cash used in investing activities	(3,147)	(3,438)
Financing Activities:
(Decrease) Increase in short-term borrowings	(9,155)	753
Proceeds from issuance of common stock under option plans	865	302
Other, net	74	(14)
Net cash provided by (used in) financing activities	(8,216)	1,041
Exchange Rate Effect on Cash and Cash Equivalents	1,297	193
(Decrease) Increase in Cash and Cash Equivalents	(190)	4,407
Cash and Cash Equivalents at Beginning of Period	15,036	14,968
Cash and Cash Equivalents at End of Period	$14,846	$19,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            General

The interim condensed consolidated financial statements presented have been prepared by VIASYS Healthcare Inc. (the “Company”), are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 2003, the results of operations for the three-month periods ended March 29, 2003 and March 30, 2002 and the statement of cash flows for the three-month periods ended March 29, 2003 and March 30, 2002.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company.  The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

2.            Classification

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.            Comprehensive Income

Comprehensive income combines net income and foreign currency translation adjustments and is reported as a separate component of Stockholders’ Equity in the accompanying balance sheet.

	Three Months Ended
	March 29, 2003	March 30, 2002
	(In thousands)

Net Income	$4,945	$5,217
Effect of Cumulative Translation Adjustment	1,534	46
Comprehensive Income	$6,479	$5,263

The increase in comprehensive income is primarily the result of the weakening of the U.S. dollar relative to the Euro.

4.            Earnings per Share

The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002
	(In thousands)

Basic Weighted Average Shares	26,283	26,046
Dilutive Effect of Stock Options Outstanding	76	899
Diluted Weighted Average Shares	26,359	26,945

5.            Business Segment Information

	Three Months Ended
	March 29, 2003	March 30, 2002
	(In thousands)
Revenues from Continuing Operations:
Respiratory Technologies	$27,411	$23,648
Critical Care	29,093	23,025
Neurocare	22,663	23,033
Medical and Surgical Products	17,439	15,955
	$96,606	$85,661

Operating Income from Continuing Operations:
Respiratory Technologies	$4,189	$2,373
Critical Care	4,855	3,842
Neurocare	1,211	689
Medical and Surgical Products	3,111	2,869
Corporate(a)	(2,631)	(1,695)
Total Operating Income from Continuing Operations	10,735	8,078
Interest and Other Expense, Net	(775)	(458)
Provision for Income Taxes	(3,635)	(2,896)
(Loss) Income from Discontinued Operations, net	(1,380)	493
Net Income	$4,945	$5,217

(a)    Primarily general and administrative expenses.

6.            Stock-Based Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for stock-based compensation plans. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised.

Had compensation cost for awards granted under stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the effect on the Company’s net income and earnings per share would have been:

	Three Months Ended
	March 29, 2003	March 30, 2002
Income from Continuing Operations:
As reported	$6,325	$4,724
Pro forma compensation costs, net of tax	1,215	926
Pro forma	$5,110	$3,798
Basic Earnings per Share:
As reported	$.24	$.18
Pro forma	$.19	$.15
Diluted Earnings per Share:
As reported	$.24	$.18
Pro forma	$.19	$.14

Compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation cost may be greater as additional options are granted.

7.            Restructuring

The following table summarizes the accrual for restructuring costs, which are included in other accrued expenses in the accompanying balance sheet.

	Severance	Abandoned Facilities	Other	Total
	(In thousands)

Balance at December 29, 2002	$1,423	$508	$46	$1,977
Costs accrued in 2003	—	—	—	—
2003 Payments	(233)	(123)	(19)	(375)
Currency translation	22	7	—	29
Balance at March 29, 2003	$1,212	$392	$27	$1,631

We expect to pay substantially all of the remaining accrued restructuring costs by the fourth quarter of 2003.  The savings recognized from the Company’s 2001 and 2002 restructuring plans total approximately $3,000,000 year-to-date and are reflected in a lower inventory balance, as well as, reductions in cost of revenues, research and development expenses and selling, general and administrative expenses.

8.            Contingencies

The Company is involved in various legal proceedings and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company’s financial position or results of operations.

9.            Discontinued Operation

On September 25, 2002, the Company announced its plan to exit the patient monitoring business by divesting Medical Data Electronics (“MDE”).  This decision was made as a result of the determination that MDE did not fit into the Company’s long-term strategy of focusing and investing resources in the Respiratory Technology, Critical Care, NeuroCare and MedSystems businesses.   In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Condensed Consolidated Financial Statements have been restated to account for MDE as a discontinued operation.  MDE was previously part of the Medical and Surgical Products segment

In 2002, the Company recorded an after-tax charge of $14,285,000 ($22,513,000 pre-tax) to write down the assets of MDE to their estimated net realizable value. In March 2003, the Company took an additional after-tax charge of $902,000 ($1,423,000 pre-tax). These charges are included in the discontinued operation line on the income statement. Operating results of the discontinued operation are as follows:

	Three Months Ended
	March 29, 2003	March 30, 2002
	(In thousands)

Revenues	$3,445	$5,916
Income (loss) before income taxes	$(2,177)	$795
Net income (loss)	$(1,380)	$493

The net assets of MDE, which were reclassified out of the Medical and Surgical Products segment and into discontinued operation, are as follows:

	March 29, 2003	December 28, 2002
	(In thousands)
Inventories and other current assets	$17,511	$15,940
Property, plant and equipment, net	1,300	1,267
Other assets	1,854	3,922
Accounts Payable and other current liabilities	(4,981)	(5,846)
Net assets of discontinued operation	$15,684	$15,283

10.          Subsequent Event

On April 3, 2003, the Company sold MDE to Invivo Corporation for cash proceeds of approximately $9,400,000. The sales proceeds may be adjusted based on the amount of working capital, which is subject to approval by both parties.  The final determination of the gain or loss from the sale will be affected by transaction costs and other adjustments.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements relating to potential adjustments to the sales price of MDE, our expected capital expenditures for 2003, whether such capital expenditures will be funded with cash from operations or short-term borrowings, whether the covenants under our credit facility will restrict our ability to borrow thereunder, whether we enter into acquisitions, dispositions or strategic arrangements and our ability to complete a public offering of our common stock by November 15, 2003.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks, “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including the risk factors set forth in our Annual Report on Form 10-K, filed on March 25, 2003 with the SEC, under the caption “Risk Factors.”

Results of Operations

The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 29, 2002	March 30, 2003

Revenues	100.0%	100.0%

Costs and Operating Expenses:
Cost of revenues	53.6	52.9
Selling, general and administrative expenses	28.4	27.9
Research and development expenses	6.9	8.7
Restructuring and other unusual costs	—	1.1
	88.9	90.6

Operating Income from Continuing Operations	11.1	9.4
Other Expenses, Net	(0.8)	(0.5)
Provision for Income Taxes	(3.8)	(3.4)
Income from Continuing Operations	6.5	5.5
Income (Loss) from Discontinued Operation, Net	(1.4)	0.6
Net Income	5.1%	6.1%

First Three Months 2003 Compared With First Three Months 2002

Revenues

As compared to the first quarter of 2002, revenues increased $10.9 million or 12.8% in the first quarter of 2003 to $96.6 million.  Excluding the impact of foreign currency translation, revenues increased $7.6 million or 8.9%.  Sales of new products contributed $11.1 million to the increase, while revenues from our existing base business increased by $0.7 million.  Offsetting these increases were $2.8 million of lower international sales (excluding new products) and a $1.4 million decline in sales of electroencephalograph or EEG products, largely as a result of exceptionally strong sales in the first quarter of 2002.

Cost of Revenues and Gross Margin

Cost of revenues increased 14.2% or $6.4 million in the first of quarter 2003 as compared to the first quarter of 2002.  Gross margin increased $4.5 million to $44.8 million.  Gross margin percent decreased 0.7 percentage points to 46.4%.  The revenue factors stated above and foreign currency translation favorably impacted gross margin.  Offsetting these factors was a higher percentage of sales through distributors in Europe, which carry a lower margin, as well as start-up and training costs related to our clinical services business.

Selling, General and Administrative Expenses

As compared to the first quarter of 2002, selling, general and administrative expenses increased $3.6 million or 15.0% in the first quarter of 2003 to $27.4 million.  The acquisitions of EME and SciMed, Ltd. contributed approximately $2.0 million to the increase.  Also contributing to the increase was a foreign currency translation impact of $0.8 million, $0.5 million of additional expenses due to the corporate office not being fully staffed in the first quarter of 2002 and $0.3 million of insurance expense.

Research and Development Expenses

As compared to the first quarter of 2002, research and development expense in the first quarter of 2003 decreased $0.8 million or 10.2% to $6.7 million.  This decrease can be attributed to $1.8 million in decreased expenses in the Respiratory Technologies and NeuroCare segments as a result of the streamlining and refocusing of the Company’s research and development programs as well as the movement of several large projects out of research and development and into commercialization in late 2002 and early 2003.  These projects included VMAX Spectra, HiOx 80, Vela and Orion CPAP.  Offsetting the decrease was $1.0 million of increased spending in the Critical Care and Medical and Surgical Products segments due to continued product enhancements of our ventilator line and infection control products, respectively.

Restructuring Costs

We did not initiate any new restructuring projects in the first quarter of 2003.  Payments of $0.4 million were made in the first quarter of 2003 related to severance and abandoned facilities on prior year plans.  We expect to pay substantially all of the remaining accrued restructuring costs by the fourth quarter of 2003.  The year-to-date savings recognized from the Company’s 2001 and 2002 restructuring plans totaled approximately $3.0 million and are reflected in lower inventory balances as well as reductions in cost of revenues, research and development expenses and selling, general and administrative expenses. In the first quarter of 2002, we incurred $1.0 million of restructuring costs in our NeuroCare segment largely for severance and abandoned facility costs.

Provision for Income Taxes

Our effective tax rate decreased to 36.5% in the first quarter of 2003 from 38.0% in the first quarter of 2002.  The decrease is attributable to additional tax benefits related to export sales.  The effective tax rate exceeded the statutory federal income tax rate in the first quarter of 2003 and 2002 primarily due to the impact of state income taxes, partially offset by the tax benefit attributable to export sales.

Segment Information

Respiratory Technologies.  Revenues increased 15.9% to $27.4 million for the first quarter of 2003 over the comparable quarter in 2002.  Excluding the impact of foreign currency translation, sales increased 5.2% over the comparable quarter in 2002.  The increase, which occurred in domestic and European operations, was driven by improved demand in our base business, as well as new product sales.  Operating income increased 76.5% to $4.2 million due to the favorable currency impact, the increase in revenues and lower research and development spending, offset partially by an increase in selling and marketing expenses.  The reduced research and development spending was due to the streamlining of the Company’s research and development programs and the movement of several research and development projects into commercialization, which resulted in higher selling and marketing expenses.

Critical Care.  Revenues increased 26.4% to $29.1 million for the first quarter of 2003 over the comparable quarter in 2002.  The growth was partially due to sales of new products and also to a large sale of T-bird ventilators to a foreign government agency.  Operating income increased 26.4% over the comparable quarter in 2002 due to the increase in revenues and higher gross margins on new products.

NeuroCare.  Revenues decreased 1.6% to $22.7 million for the first quarter of 2003 over the comparable quarter in 2002.  The decrease in revenues was primarily due to several large sales of EEG products in the first quarter of 2002 that were not repeated in 2003, offset by increased sales of audiology products, including Audera and AUDIOscreener.  Operating income increased 75.8% due to lower research and development expenses and the absence of restructuring charges offset by the gross profit impact of lower sales.

Medical and Surgical Products.  Revenues increased 9.3% to $17.4 million for the first quarter of 2003 over the comparable quarter in 2002.  The increase was due to increased sales of medical implants and medical polymers.  There was also continued growth in the Company’s disposable medical products business.  Operating income increased 8.4% due to the increase in sales.

Discontinued Operation.   On April 3, 2003, the Company completed the sale of MDE.  During the first quarter, the Company recorded an after-tax charge of $0.9 million to write down the assets and $0.5 million to record disposition costs. The Company anticipates that it will continue to dispose of non-strategic assets.

Liquidity and Capital Resources

Cash generated from continuing operating activities was $10.8 million for the first quarter of 2003. Cash generated primarily reflects income from continuing operations before depreciation and amortization. In addition, accounts payable and other current liabilities provided $5.2 million of cash flow, which was offset by increases in accounts receivable and other assets of $3.7 million.  Cash used by discontinued operations was $0.9 million.

Cash used in investing activities was $3.1 million for the first quarter of 2003, of which $0.2 million was used in discontinued operations.  Capital expenditures were the principal component of our investing activities.  We purchased property, plant and equipment using cash of $2.5 million in the first three months of 2003.  During the remainder of 2003, we expect to make capital expenditures of approximately $9.5 million for a full year total of $12.0 million.  We expect our capital expenditures to be funded with cash from operations, proceeds from dispositions or short-term borrowings.

For the first quarter of 2003, our financing activities used cash of $8.2 million.  During the quarter, short-term borrowings were repaid in the amount of $9.2 million.  This use was offset by $0.9 million of cash generated by the issuance of common stock under the employee stock purchase plan and the exercise of employee stock options.

Our consolidated net working capital was $103.6 million at March 29, 2003, compared with $98.0 million at December 28, 2002. Our cash and cash equivalents totaled $14.8 million at March 29, 2003, compared with $15.0 million at December 28, 2002.

On May 31, 2002, we entered into a three-year syndicated $60.0 million Senior Revolving Credit Facility (the “Facility”). At March 29, 2003, $38.0 million was outstanding under the Facility at a 3.37 % weighted average interest rate. Under the terms of the Facility, we are subject to certain debt covenants.  We are in compliance with these covenants as of March 29, 2003, and do not expect them to restrict our ability to borrow from the credit facility in fiscal year 2003.

Our capital requirements for the remainder of 2003 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.  We may enter into acquisitions or strategic arrangements in the future that could require us to seek additional debt or equity financing.

On October 14, 2002, we announced that the Internal Revenue Service (“IRS”) issued a one-year extension to complete a public offering of our stock.  Under its previous ruling related to the spin-off distribution of our common stock by Thermo Electron, our former parent company, the IRS contemplated a public offering of 10% to 20% of our stock within one year after the distribution.  We expect to complete the public offering prior to the deadline and intend to add the net proceeds from the sale of our common stock to our general funds.  We may use those funds to repay debt, to finance acquisitions, to fund research and development, to fund the integration of any businesses we acquire into our existing business and for working capital.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk from changes in interest rates, equity prices and foreign currency exchange rates has not changed materially from our exposure at year-end 2002.

Item 4. – Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 1, 2003, was carried out by the Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation of the Company’s internal controls, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our properties are subject.

Item 6. – Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 2003.

VIASYS HEALTHCARE INC.

/s/ Randy H. Thurman
Randy H. Thurman
Chairman of the Board and Chief Executive Officer

/s/ Martin P. Galvan
Martin P. Galvan
Principal Financial and Accounting Officer

Date: May 12, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Randy H. Thurman

Randy H. Thurman
Chief Executive Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Martin P. Galvan

Martin P. Galvan
Chief Financial Officer

Exhibit Index

99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002