Form 10-Q/A
period 2003-03-29
VIASYS HEALTHCARE INC
filed 2003-06-02
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at May 28, 2003
Common Stock, $.01 par value	26,364,286

Explanatory Note:

This Amendment No. 1 (the "Amendment") to the Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2003 ("Form 10-Q") is being filed solely to correct an inadvertent error in Item 2 with respect to the reporting period captions in the table in "Results of Operations". The Amendment amends and restates in its entirety Item 2 of the Form 10-Q.

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

Results of Operations

The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Three Months Ended
	March 29, 2003	March 30, 2002

Revenues	100.0%	100.0%

Costs and Operating Expenses:
Cost of revenues	53.6	52.9
Selling, general and administrative expenses	28.4	27.9
Research and development expenses	6.9	8.7
Restructuring and other unusual costs	—	1.1
	88.9	90.6

Operating Income from Continuing Operations	11.1	9.4
Other Expenses, Net	(0.8)	(0.5)
Provision for Income Taxes	(3.8)	(3.4)
Income from Continuing Operations	6.5	5.5
Income (Loss) from Discontinued Operation, Net	(1.4)	0.6
Net Income	5.1%	6.1%

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of June 2003.

VIASYS HEALTHCARE INC.

/s/ Martin P. Galvan
Martin P. Galvan
Principal Financial and Accounting Officer

Date: June 2, 2003

VIASYS Healthcare Inc.

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Randy H. Thurman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VIASYS Healthcare Inc., as amended (the "Quarterly Report");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

Date: June 2, 2003

/s/ Randy H. Thurman

Randy H. Thurman
Chief Executive Officer

VIASYS Healthcare Inc.

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Martin P. Galvan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of VIASYS Healthcare Inc., as amended (the "Quarterly Report");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

Date: June 2, 2003

/s/ Martin P. Galvan

Martin P. Galvan
Chief Financial Officer