Form 10-K/A
period 2002-12-28
VIASYS HEALTHCARE INC
filed 2003-06-03
CIK 1123361

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(AMENDMENT NO. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 28, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 001-16121

VIASYS HEALTHCARE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3505871
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

227 Washington Street, Suite 200 Conshohocken, Pennsylvania	19428
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 862-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $454,110,000 based upon the New York Stock Exchange Composite Tape of $17.45 per common share.

As of May 28, 2003, the registrant had 26,364,286 shares of Common Stock outstanding.

Explanatory Note:

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (the “Annual Report”) of VIASYS Healthcare Inc. is being filed solely to amend and restate in its entirety Item 9 of the Annual Report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 9, 2002, the Board of Directors of VIASYS and its Audit Committee decided to no longer engage Arthur Andersen LLP (“Andersen”) as the Company’s independent auditors and to engage Ernst & Young LLP to serve as the Company’s independent public accountants for 2002.

Andersen’s reports on the Company’s consolidated financial statements for the 2001 and 2000 fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  During the Company’s 2001 and 2000 fiscal years and through May 9, 2002 (the date of the Company’s change in independent public accountants), there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such periods; and there were no reportable events of the type listed in Item 304(a)(1)(v) of Regulation S-K.

The Company filed a Form 8-K on May 16, 2002 to report these events and filed an amendment to the Form 8-K that is consistent with this amendment to the Annual Report. The Company was unable to refurnish a copy of the amendment to the Form 8-K to Andersen prior to its filing with the Securities and Exchange Commission, as Andersen has ceased operations.  Accordingly, Andersen did not provide us with a letter to file as an exhibit to the amendment to the Form 8-K.

Since the Spin-off Date and prior to engaging Ernst & Young LLP, VIASYS did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 2, 2003	VIASYS HEALTHCARE INC.

	By:	/s/	Randy H. Thurman
Randy H. Thurman
Chief Executive Officer

CERTIFICATION

I, Randy H. Thurman, certify that:

1. I have reviewed this annual report on Form 10-K of VIASYS Healthcare Inc., as amended (the “Annual Report”);

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: June 2, 2003	/s/	Randy H. Thurman
Name: Randy H. Thurman
Title: Chairman and Chief Executive Officer

CERTIFICATION

I, Martin P. Galvan, certify that:

1. I have reviewed this annual report on Form 10-K of VIASYS Healthcare Inc, as amended (the “Annual Report”);

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: June 2, 2003	/s/	Martin P. Galvan
Name: Martin P. Galvan
Title: Chief Financial Officer