Form 10-K/A
period 2002-12-28
VIASYS HEALTHCARE INC
filed 2003-06-19
CIK 1123361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 2)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended December 28, 2002
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 001-16121

VIASYS HEALTHCARE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3505871
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

227 Washington Street, Suite 200 Conshohocken, Pennsylvania	19428
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (610) 862-0800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Series A Junior Participating Preferred Stock	New York Stock Exchange
Purchase Rights

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

        As of June 16, 2003, the registrant had 26,394,841 shares of Common Stock outstanding.

Explanatory Note:

        This Amendment No. 2 to the Annual Report on Form 10-K for the fiscal year ended December 28, 2002 (the "Annual Report") of VIASYS Healthcare Inc. is being filed solely to file as exhibits to the Annual Report the Employment Agreement and Executive Retention Agreement between the Company and Stephen P. Connelly. This Amendment No. 2 amends and restates in its entirety Item 15(c) to the Annual Report.

PART IV

Item 15. Exhibits, Financal Statement Schedules, and Reports on Form 8-K

  (c)
  Exhibits

Exhibit Number	Description of Exhibit
3.2*	Amended and Restated Certificate of Incorporation of the Company.
3.3*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5*	Amended and Restated By-laws of the Company.
10.1*	Plan and Agreement of Distribution between Thermo Electron Corporation and the Company.
10.2*	Tax Matters Agreement between Thermo Electron Corporation and the Registrant.
10.3*	Transition Services Agreement between Thermo Electron Corporation and the Company.
10.4*	Rights Agreement between the Rights Agent and the Company.
10.5*	Indemnification Agreement between the Company and its directors and officers.
10.6*	Equity Incentive Plan of the Company (maximum number of shares issuable in the aggregate under this plan is 4,680,000 shares, after adjustment to reflect the one-for-1.5384615 reverse stock split effected in October 2001).
10.7*	Deferred Compensation Plan for Directors of the Company.
10.8**†	Amended and Restated Employment Agreement dated as of November 19, 2002 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.9*†	Letter Agreement dated as of September 24, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.10**†	Amended and Restated Executive Retention Agreement dated as of November 19, 2002 by and between the Company and Randy H. Thurman.
10.11*	Term Note dated as of April 19, 2001 issued by Randy H. Thurman to the Company.
10.12*†	Employment Agreement dated as of June 8, 2001 by and between the Company and Martin P. Galvan.
10.13*†	Executive Retention Agreement dated as of June 11, 2001 by and between the Company and Martin P. Galvan.
10.14*	Promissory Note issued by the Company to Thermo Electron Corporation.
10.15*	Lease for Millennium III of the Millennium Corporate Center dated October 3, 2001 by and between the Company and Washington Street Associates II, L.P.
10.16*†	Form of Executive Retention Agreement by and between the Company and Stephen P. Connelly.
10.17***†	Employment Agreement dated as of August 27, 2001 by and between the Company and Stephen P. Connelly.

21.1**	Subsidiaries of the Company.
23.1**	Independent Auditor's Report on Schedule.
23.2**	Consent of Independent Public Accountants.
99.1**	Letter of Arthur Andersen Representations.

*
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10, No. 001- 16121.

**
Previously filed.

***
Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

†
Compensation related contract.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 18, 2003	VIASYS HEALTHCARE INC.
	By:	/s/ MARTIN P. GALVAN Martin P. Galvan Chief Financial Officer

CERTIFICATION

        I, Randy H. Thurman, certify that:

1.
I have reviewed this annual report on Form 10-K of VIASYS Healthcare Inc., as amended (the "Annual Report");

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

Date: June 18, 2003
/s/ RANDY H. THURMAN Name: Randy H. Thurman Title: Chairman and Chief Executive Officer

CERTIFICATION

        I, Martin P. Galvan, certify that:

1.
I have reviewed this annual report on Form 10-K of VIASYS Healthcare Inc, as amended (the "Annual Report");

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

Date: June 18, 2003
/s/ MARTIN P. GALVAN Name: Martin P. Galvan Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.2*	Amended and Restated Certificate of Incorporation of the Company.
3.3*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
3.5*	Amended and Restated By-laws of the Company.
10.1*	Plan and Agreement of Distribution between Thermo Electron Corporation and the Company.
10.2*	Tax Matters Agreement between Thermo Electron Corporation and the Registrant.
10.3*	Transition Services Agreement between Thermo Electron Corporation and the Company.
10.4*	Rights Agreement between the Rights Agent and the Company.
10.5*	Indemnification Agreement between the Company and its directors and officers.
10.6*	Equity Incentive Plan of the Company (maximum number of shares issuable in the aggregate under this plan is 4,680,000 shares, after adjustment to reflect the one-for-1.5384615 reverse stock split effected in October 2001).
10.7*	Deferred Compensation Plan for Directors of the Company.
10.8**†	Amended and Restated Employment Agreement dated as of November 19, 2002 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.9*†	Letter Agreement dated as of September 24, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.10**†	Amended and Restated Executive Retention Agreement dated as of November 19, 2002 by and between the Company and Randy H. Thurman.
10.11*	Term Note dated as of April 19, 2001 issued by Randy H. Thurman to the Company.
10.12*†	Employment Agreement dated as of June 8, 2001 by and between the Company and Martin P. Galvan.
10.13*†	Executive Retention Agreement dated as of June 11, 2001 by and between the Company and Martin P. Galvan.
10.14*	Promissory Note issued by the Company to Thermo Electron Corporation.
10.15*	Lease for Millennium III of the Millennium Corporate Center dated October 3, 2001 by and between the Company and Washington Street Associates II, L.P.
10.16*†	Form of Executive Retention Agreement by and between the Company and Stephen P. Connelly.
10.17***†	Employment Agreement dated as of August 27, 2001 by and between the Company and Stephen P. Connelly.
21.1**	Subsidiaries of the Company.
23.1**	Independent Auditor's Report on Schedule.
23.2**	Consent of Independent Public Accountants.
99.1**	Letter of Arthur Andersen Representations.

*
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10, No. 001- 16121.

**
Previously filed.

***
Incorporated by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001.

†
Compensation related contract.

QuickLinks

PART IV
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX