Form 10-Q
period 2003-06-28
VIASYS HEALTHCARE INC
filed 2003-08-08
CIK 1123361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at August 4, 2003
Common Stock, $.01 par value	30,038,043

VIASYS HEALTHCARE INC.

PART I – Financial Information

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2003	December 28, 2002
	(Unaudited) (In thousands except share and per share amounts)
ASSETS

Current Assets:
Cash and cash equivalents	$83,092	$15,036
Accounts receivable, less allowances of $6,805 and $6,179	83,000	83,295
Inventories:
Raw materials and supplies	42,473	45,128
Work in process	8,046	9,318
Finished goods	27,518	25,628
Assets of discontinued operation	—	21,129
Deferred tax assets	13,476	13,486
Prepaid expenses	4,127	2,724
Total Current Assets	261,732	215,744
Property, Plant and Equipment, at Cost	94,578	95,803
Less: Accumulated depreciation and amortization	(63,958)	(63,208)
Property, Plant and Equipment, net	30,620	32,595
Goodwill, net	177,863	172,954
Intangible Assets, net	13,873	13,404
Deferred Tax Assets	3,203	3,165
Other Assets	3,847	3,638
TOTAL ASSETS	$491,138	$441,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term obligations	$21,096	$48,113
Accounts payable	16,139	17,180
Accrued payroll and employee benefits	12,153	9,895
Deferred revenue	10,681	8,910
Warranty and installation costs	4,439	4,406
Accrued commissions	2,462	4,090
Deferred tax liabilities	195	195
Income taxes payable	3,112	7,027
Liabilities of discontinued operation	—	5,846
Other accrued expenses	13,076	12,123
Total Current Liabilities	83,353	117,785
Deferred Tax Liabilities	3,653	3,535
Other Long-Term Liabilities	1,780	2,555
TOTAL LIABILITIES	88,786	123,875
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 29,903,929 and 26,250,698 shares issued and outstanding	299	263
Additional paid-in capital	331,714	266,474
Treasury Stock, 5,597 shares	(111)	(111)
Retained earnings	56,094	44,583
Accumulated other comprehensive income	14,356	6,416
Total Stockholders’ Equity	402,352	317,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$491,138	$441,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 28, 2003	June 29, 2002
	(Unaudited) (In thousands except per share amounts)

Revenues	$102,951	$84,531

Costs and Operating Expenses:
Cost of revenues	54,421	44,563
Selling, general and administrative expenses	30,999	23,897
Research and development expenses	6,439	7,321
Restructuring costs	—	2,232
	91,859	78,013

Operating Income	11,092	6,518
Interest Expense, Net	(316)	(364)
Other Expense, Net	(166)	(182)

Income from Continuing Operations before Income Taxes	10,610	5,972
Provision for Income Taxes	(3,873)	(2,257)
Income from Continuing Operations	6,737	3,715
Discontinued Operation (net of $85 tax benefit and $279 of tax expense)	(171)	458
Net Income	$6,566	$4,173

Earnings (Loss) per Share:
Basic:
Continuing Operations	.25	.14
Discontinued Operation	—	.02
	$.25	$.16
Diluted:
Continuing Operations	.25	.14
Discontinued Operation	(.01)	.02
	$.24	$.16

Weighted Average Shares:
Basic	26,549	26,057
Diluted	27,128	26,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Six Months Ended
	June 28, 2003	June 29, 2002
	(Unaudited) (In thousands except per share amounts)

Revenues	$199,557	$170,192

Costs and Operating Expenses:
Cost of revenues	106,200	89,914
Selling, general and administrative expenses	58,077	47,752
Research and development expenses	13,453	14,737
Restructuring costs	—	3,193
	177,730	155,596

Operating Income	21,827	14,596
Interest Expense, Net	(719)	(796)
Other Expense, Net	(538)	(208)

Income from Continuing Operations before Income Taxes	20,570	13,592
Provision for Income Taxes	(7,508)	(5,153)
Income from Continuing Operations	13,062	8,439
Discontinued Operation (net of $882 tax benefit and $581 of tax expense)	(1,551)	951
Net Income	$11,511	$9,390

Earnings (Loss) per Share:
Basic:
Continuing Operations	.49	.32
Discontinued Operation	(.05)	.04
	$.44	$.36
Diluted:
Continuing Operations	.49	.31
Discontinued Operation	(.06)	.04
	$.43	$.35

Weighted Average Shares:
Basic	26,416	26,052
Diluted	26,744	26,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 28, 2003	June 29, 2002
	(Unaudited) (In thousands)

Operating Activities:
Net income	$11,511	$9,390
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operation	1,551	(951)
Depreciation and amortization	5,985	4,572
Provision for losses on accounts receivable	700	928
Provision for writedown of assets	—	868
Other noncash items	(238)	187
Changes in current accounts:
Accounts receivable	3,894	5,466
Inventories	5,082	(13,378)
Other current assets	(1,070)	(2,340)
Accounts payable	(2,248)	1,214
Other current liabilities	3,074	(2,184)
Other	(489)	51
Net cash provided by continuing operating activities	27,752	3,823
Net cash (used in) provided by discontinued operating activities	(1,018)	488
Net cash provided by operating activities	26,734	4,311

Investing Activities:
Acquisitions, net of cash acquired	(1,379)	—
Purchases of property, plant and equipment	(4,327)	(5,229)
Purchases of intangible assets	(1,503)	(857)
Proceeds from sale of property, plant and equipment	735	391
Net cash provided by (used in) discontinued operation	7,860	(288)
Net cash provided by (used in) investing activities	1,386	(5,983)
Financing Activities:
Decrease in short-term borrowings	(27,239)	(4,050)
Proceeds from the exercise of stock options	2,357	450
Proceeds from issuance of common stock	62,689	—
Purchase of treasury stock	—	(111)
Other, net	143	(762)
Net cash provided by (used in) financing activities	37,950	(4,473)
Exchange Rate Effect on Cash and Cash Equivalents	1,986	753
Increase (Decrease) in Cash and Cash Equivalents	68,056	(5,392)
Cash and Cash Equivalents at Beginning of Period	15,036	14,968
Cash and Cash Equivalents at End of Period	$83,092	$9,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      General

The interim condensed consolidated financial statements presented have been prepared by VIASYS Healthcare Inc. (the “Company”) are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position of the Company at June 28, 2003, the results of operations for the three and six-month periods ended June 28, 2003 and June 29, 2002 and the statement of cash flows for the six-month periods ended June 28, 2003 and June 29, 2002.  Interim results are not necessarily indicative of results for a full year.

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

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(In thousands)

Net Income	$6,566	$4,173	$11,511	$9,390
Effect of Cumulative Translation Adjustment	6,406	6,781	7,940	6,827
Comprehensive Income	$12,972	$10,954	$19,451	$16,217

4.                                      Earnings per Share Data

The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(In thousands)

Basic Weighted Average Shares	26,549	26,057	26,416	26,052
Dilutive Effect of Stock Options Outstanding	579	718	328	808
Diluted Weighted Average Shares	27,128	26,775	26,744	26,860

5.                                      Business Segment Information

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(In thousands)
Revenues from Continuing Operations:
Respiratory Technologies	$28,511	$23,685	$55,923	$47,333
Critical Care	33,487	20,072	62,579	43,097
Neurocare	23,133	24,168	45,796	47,200
Medical and Surgical Products	17,820	16,606	35,259	32,562
	$102,951	$84,531	$199,557	$170,192

Operating Income from Continuing Operations:
Respiratory Technologies	$3,509	$2,599	$7,699	$4,973
Critical Care	6,284	2,860	11,139	6,702
Neurocare	1,070	456	2,280	1,145
Medical and Surgical Products	3,338	2,845	6,449	5,714
Corporate (a)	(3,109)	(2,242)	(5,740)	(3,938)
Total Operating Income from Continuing Operations	11,092	6,518	21,827	14,596
Interest and Other Expense, Net	(482)	(546)	(1,257)	(1,004)
Provision for Income Taxes	(3,873)	(2,257)	(7,508)	(5,153)
(Loss) Income from Discontinued Operation, net	(171)	458	(1,551)	951
Net Income	$6,566	$4,173	$11,511	$9,390

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

Had compensation cost for awards granted under stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, the effect on the Company’s net income and earnings per share would have been:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(In thousands of dollars except per amounts)
Net Income:
As reported	$6,566	$4,173	$11,511	$9,390
Pro forma compensation costs, net of tax	(1,244)	(944)	(2,458)	(1,870)
Pro forma	$5,322	$3,229	$9,053	$7,520
Basic Earnings per Share:
As reported	$.25	$.16	$.44	$.36
Pro forma	$.20	$.12	$.35	$.29
Diluted Earnings per Share:
As reported	$.24	$.16	$.43	$.35
Pro forma	$.19	$.12	$.34	$.28

Compensation costs for options granted are reflected over the vesting period; therefore, future pro forma compensation costs may be greater as additional options are granted.

7.                                      Restructuring

The following table summarizes the accrual for restructuring costs, which are included in other accrued expenses in the accompanying balance sheet.

	Severance	Abandoned Facilities	Other	Total
	(In thousands)

Balance at December 28, 2002	$1,423	$508	$46	$1,977
Costs accrued in 2003	—	—	—	—
2003 Payments	(371)	(129)	(46)	(546)
Currency translation	94	7	—	101
Balance at June 28, 2003	$1,146	$386	$—	$1,532

We expect to pay substantially all of the remaining accrued restructuring costs by the fourth quarter of 2003.

8.                                      Contingencies

The Company is involved in various legal proceedings and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such proceedings and litigation will not have a material effect on the Company’s financial position or results of operations.

9.                                      Acquisitions

Pursuant to the E.M.E. (Electro Medical Equipment) Limited (“EME”) purchase agreement, the Company made additional payments of $1,063,000 for the settlement of certain opening balance sheet accounts.  In addition, the Company paid additional expenses of $316,000 related to the acquisition.  Both of these items have been accounted for as additional purchase price.

10.                               Discontinued Operation

In September 2002, the Company announced its plan to exit the patient monitoring business by divesting Medical Data Electronics (“MDE”).  This decision was made as a result of the determination that MDE did not fit into the Company’s long-term strategy of focusing and investing resources in the Respiratory Technologies, Critical Care, NeuroCare and MedSystems groups.   In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Condensed Consolidated Financial Statements have been restated to account for MDE as a discontinued operation.  MDE was previously part of the Medical and Surgical Products segment.

On April 3, 2003, the Company sold MDE to Invivo Corporation (“Invivo”) for $9,257,000.  As of June 28, 2003, the Company has received $8,023,000 of the purchase price.  The remaining portion of the purchase price has been placed in escrow in accordance with the sale agreement, pending a final determination of MDE’s working capital on the date of sale and to secure the Company’s indemnification obligations to Invivo.  The final determination of working capital was made in July 2003 and the Company received additional cash of $284,000.  The remaining $950,000 will remain in escrow until April 3, 2004.

The operating results of the discontinued operation are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(In thousands)

Revenues	$62	$4,600	$3,507	$10,516
Income (loss) before income taxes	$(256)	$737	$(2,433)	$1,532
Net income (loss)	$(171)	$458	$(1,551)	$951

11.                               Public Offering

In the second quarter of 2003, the Company completed a public offering of 3,450,000 shares of its common stock at an offering price of $19.50 per share. After underwriting discount and selling expenses the net proceeds received by the Company in the offering were approximately $62,700,000. The Company intends to use the net proceeds for general corporate purposes, including debt repayment, funding research and development, working capital and potential acquisitions.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements relating to potential adjustments to the sales price of MDE, our expected capital expenditures for 2003, whether such capital expenditures will be funded with cash from operations or short-term borrowings, whether the covenants under our credit facility will restrict our ability to borrow thereunder, whether we enter into acquisitions, dispositions or strategic arrangements and our use of the net proceeds of our public offering.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks, “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 28, 2002, under the caption “Risk Factors.”

Results of Operations

The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and Operating Expenses:
Cost of revenues	52.8	52.7	53.3	52.8
Selling, general and administrative expenses	30.1	28.3	29.1	28.0
Research and development expenses	6.3	8.7	6.7	8.7
Restructuring costs	—	2.6	—	1.9
	89.2	92.3	89.1	91.4

Operating Income from Continuing Operations	10.8	7.7	10.9	8.6
Other Expenses, Net	(0.4)	(0.7)	(0.6)	(0.6)
Provision for Income Taxes	(3.8)	(2.6)	(3.7)	(3.0)
Income from Continuing Operations	6.6	4.4	6.6	5.0
Income (Loss) from Discontinued Operation, Net	(0.2)	0.5	(0.8)	0.5
Net Income	6.4%	4.9%	5.8%	5.5%

Second Quarter of 2003 Compared With the Second Quarter of 2002

Revenues

As compared to the second quarter of 2002, revenues increased $18.4 million or 21.8% in the second quarter of 2003 to $103.0 million.  Foreign currency translation and sales of new products contributed $4.2 million and $14.2 million, respectively, to the increase, while revenues from our existing base domestic and international business were unchanged.

Cost of Revenues and Gross Margin

As compared to the second quarter of 2002, cost of revenues increased 22.1% or $9.9 million to $54.4 million.  Gross Margin decreased 0.2 percentage points to 47.1%.  Foreign currency translation and increased sales of new products favorably impacted gross margin.  Offsetting these factors were increased sales of lower margin products sold in the Asia – Pacific market, as well as pricing pressure on older product lines in the Critical Care segment.

Selling, General and Administrative Expenses

As compared to the second quarter of 2002, selling general and administrative expenses increased $7.1 million or 29.7% in the second quarter of 2003 to $31.0 million.  Foreign currency translation contributed $1.9 million.  In addition, the selling, general and administrative expenses of SciMed and EME, which were acquired in the fourth quarter of 2002, totaled $1.9 million.  The remaining $3.3 million was primarily a result of higher performance-based incentive compensation, new product launch costs, recruiting and other professional fees and insurance expense.

Research and Development Expenses

As compared to the second quarter of 2002, research and development expenses decreased 12.0% or $0.9 million to $6.4 million.  This decrease can be largely attributed to the streamlining and refocusing of the Company’s research and development programs as well as the movement of several large projects out of research and development and into commercialization.

Provision for Income Taxes

Our effective tax rate decreased to 36.5% in the second quarter of 2003 from 37.8% in the second quarter of 2002.  The decrease is attributable to additional tax benefits related to export sales.  The effective tax rate exceeded the statutory federal income tax rate in the second quarter of 2003 and 2002 primarily due to the impact of state income taxes and foreign tax rates above the U.S. tax rate, partially offset by the tax benefit attributable to export sales.

Segment Information

Respiratory Technologies.  Revenues increased 20.4% to $28.5 million for the second quarter of 2003 over the comparable quarter in 2002.  The favorable impact of foreign currency translation accounted for $2.7 million of the increase.  Also contributing to the increase was higher revenues from VIASYS Clinical Services (formally Health Management Services), as well as increased revenues from sleep therapy and disposable products. Operating income increased 35.0% in the second quarter of 2003 due to the favorable currency impact and sales of higher margin products.  Offsetting these increases were higher selling, general and administrative expenses due to increased performance-based incentive compensation expense, expenses related to building the infrastructure for VIASYS Clinical Services and higher commissions related to the increased sales.

Critical Care.  Revenues increased 66.8% to $33.5 million for the second quarter of 2003 over the comparable quarter in 2002.  The growth was due primarily to the sale of new ventilation products as well as large sales of T-Bird and 8400 ventilators into the Asian market.  Also contributing to the increase was a 2001 sales return from a Latin American customer in the second quarter of 2002.  The impact of the sales return was a $1.9 million reduction in revenue and resulted from a change in a foreign country’s government policy.  Operating income more than doubled in the second quarter of 2003 due to the increase in revenues and the margin impact of the 2001 sales return in the second quarter of 2002.

NeuroCare.  Revenues decreased 4.3% to $23.1 million for the second quarter of 2003 over the comparable quarter of 2002.  The decrease is due to a large one-time sale of EMG equipment to a pharmaceutical company for use in a clinical trial in the second quarter of 2002, and a large EEG sale to a foreign distributor in 2002 that did not repeat in 2003.  These one-time sales collectively totaled $2.6 million in 2002.  These decreases were partially offset by sales of new hearing diagnostic products. Operating income more than doubled in the second quarter of 2003 despite the lower sales because of the absence of a restructuring charge, the synergies from plant consolidations and lower R&D expenses as the new products have moved to commercialization.  Offsetting the increase in operating income are higher selling, general and administrative expenses due to the launch of the new products.

Medical and Surgical Products.  Revenues increased 7.3% to $17.8 million for the second quarter of 2003 over the comparable quarter of 2002 due primarily to increased sales of medical implants and medical polymers.  Operating income increased 17.3% in the second quarter of 2003 due to the increased sales, manufacturing efficiencies in our implant business and decreased research and development expenses in the MedSystems business due to the timing of expenditures on feeding tube research.

First Six Months of 2003 Compared With First Six Months of 2002

Revenues

As compared to the first six months of 2002, revenues increased $29.4 million or 17.3% in the first six months of 2003 to $199.6 million. Foreign currency translation and sales of new products contributed approximately $7.6 million and $25.3 million, respectively, to the increase, while revenues from our existing base domestic and international business decreased $3.5 million.

Cost of Revenues and Gross Margin

As compared to the first six months of 2002, cost of revenues increased 18.1% or $16.3 million to $106.2 million.  Gross margin decreased 0.4 percentage points to 46.8%.  Foreign currency translation and increased sales of new products favorably impacted gross margin.  Offsetting these factors were increased sales of lower margin products sold in the Asia-Pacific market and through distributors in Europe, as well as pricing pressure on older product lines in the Critical Care segment.

Selling, General and Administrative Expenses

As compared to the first six months of 2002, selling, general and administrative expenses increased $10.3 million or 21.6% in the first six months of 2003 to $58.1 million.  Foreign currency translation contributed $2.6 million to the increase. In addition, the selling, general and administrative expenses of SciMed and EME, which were acquired in the fourth quarter of 2002, totaled $3.9 million.  The remaining $3.8 million was primarily a result of higher performance-based incentive compensation, new product launch costs, recruiting and other professional fees and insurance expense, as well as increased expenses resulting from the corporate office not being fully staffed in 2002.

Research and Development Expenses

As compared to the first six months of 2002, research and development expenses decreased 8.7% or $1.3 million in the first six months of 2003 to $13.5 million.  This decrease can be largely attributed to the streamlining and refocusing of the Company’s research and development programs as well as the movement of several large projects out of research and development and into commercialization.  These projects included AVEA, VMAX Spectra, HiOx 80, Vela and Orion CPAP.

Restructuring Costs

We did not initiate any new restructuring projects in the first six months of 2003.    The year-to-date savings recognized from the Company’s 2001 and 2002 restructuring plans totaled approximately $6.0 million and are reflected as reductions in cost of revenues, research and development expenses and selling, general and administrative expenses. In the first six months of 2002, we incurred $3.2 million of restructuring costs, $2.7 of which was in our NeuroCare segment and was largely for severance and abandoned facility costs.  The remaining $0.5 million was for retention and severance payments in other segments.

 On August 6, 2003 the Company undertook a restructuring plan to reduce costs in the NeuroCare segment.  These actions are primarily for the elimination of certain positions.  Approximately $0.5 million will be expensed in the third quarter of 2003 and will be paid out over the remainder of the year.

Provision for Income Taxes

Our effective tax rate decreased to 36.5% in the first six months of 2003 from 38.0% in the first six months of 2002.  The decrease is attributable to additional tax benefits related to export sales.  The effective tax rate exceeded the statutory federal income tax rate in the first six months of 2003 and 2002 primarily due to the impact of state income taxes and foreign tax rates above the U.S. tax rate, partially offset by the tax benefit attributable to export sales.

Segment Information

Respiratory Technologies.  Revenues increased 18.1% to $55.9 million for the first six months of 2003 over the comparable period in 2002.  The favorable impact of foreign currency translation accounted for $5.2 million of the increase.  Also contributing to the increase was higher revenues from VIASYS Clinical Services, as well as increased revenues from sleep therapy and disposable products.  Operating income increased 54.8% in the first six months of 2003 due to the favorable currency impact, increased revenues from VIASYS Clinical Services, new products, higher margin products and lower research and development expense.  Offsetting these increases were higher selling, general and administrative expenses due to increased performance-based incentive compensation expense, expenses related to building the infrastructure for VIASYS Clinical Services and higher commissions related to the increased sales.

Critical Care.  Revenues increased 45.2% to $62.6 million for the first six months of 2003 over the comparable period in 2002.  The growth was due primarily to the sale of new ventilation products (including infant flow) as well as large sales of the T-Bird and 8400 ventilators into foreign markets.  Also contributing to the increase was a 2001 sales return from a Latin American customer in the second quarter of 2002.  The impact of the sales return was a $1.9 million reduction in revenue and resulted from a change in a foreign country’s government policy. Operating income increased 66.2% in the first six months of 2003 due to the higher revenues and the margin impact of the 2001 sales return in the second quarter of 2002.

NeuroCare.  Revenues decreased 3.0% to $45.8 million for the first six months of 2003 over the comparable period of 2002.  The decrease is due to a large one-time sale of EMG equipment to a pharmaceutical company for use in a clinical trial in the second quarter of 2002, and several large EEG orders in the first six months of 2002 that did not repeat in 2003.  These decreases were partially offset by sales of new hearing diagnostic products. Operating income almost doubled despite the lower sales because of the absence of a restructuring charge, the synergies from plant consolidations and lower R&D expenses as the new products have moved to commercialization.  Offsetting the increase in operating income were higher selling, general and administrative expenses due to the launch of the new products and the gross profit impact of lower sales.

Medical and Surgical Products.  Revenues increased 8.3% to $35.3 million for the first six months of 2003 over the comparable period of 2002 due primarily to increased sales of medical implants and medical polymers.  Operating income increased 12.9% in the first six months of 2003 due to increased sales, manufacturing efficiencies in our implant business and decreased research and development expenses in the MedSystems business due to the timing of expenditures on feeding tube research.

Discontinued Operation.   On April 3, 2003, the Company completed the sale of its Medical Data Electronics (“MDE”) business for $9.3 million.  During the first six months of 2003 MDE incurred a loss of $1.6 million.  The Company expects that it will continue to dispose of assets that it no longer considers strategic.

Liquidity and Capital Resources

Cash generated from continuing operating activities was $27.8 million for the first six months of 2003. Cash generated primarily reflects income from continuing operations before depreciation and amortization. In addition, accounts receivable, inventory and other current liabilities provided $12.0 million of cash flow, which was offset by an increase in other assets and a decrease in accounts payable totaling $3.3 million.  Cash used by the discontinued operation was $1.0 million.

Cash generated in investing activities was $1.4 million for the first six months of 2003.  The primary component of our investing activities was $7.9 million from the disposition of our patient monitoring business.    Capital expenditures were also a significant component of our investing activities.  We purchased property, plant and equipment using cash of $4.3 million in the first six months of 2003.  During the remainder of 2003, we expect to make capital expenditures of approximately $7.7 million for a full year total of $12.0 million.  We expect our capital expenditures to be funded from by existing cash, cash generated from operations, proceeds from asset dispositions or short-term borrowings.

For the first six months of 2003, our financing activities generated net cash of $38.0 million, primarily from our common stock offering that was completed in June 2003.  During 2003, short-term borrowings were repaid in the amount of $27.2 million.

Our consolidated net working capital was $178.4 million at June 28, 2003, compared with $98.0 million at December 28, 2002. Our cash and cash equivalents totaled $83.1 million at June 28, 2003, compared with $15.0 million at December 28, 2002. Most of the increase is attributable to the proceeds from our common stock offering.

During the second quarter of 2003, we completed the common stock offering contemplated in the IRS rulings related to the spin-off distribution of our common stock by our former parent company.  Net cash generated from the offering was $62.7 million.  We anticipate that we will continue to invest the proceeds from the offering, after utilization for debt repayment and other business needs, in short-term maturities, such as money market funds, until the cash is needed for working capital, to fund research and development or to finance acquisitions.

On May 31, 2002, we entered into a three-year syndicated $60.0 million Senior Revolving Credit Facility (the “Facility”). At June 28, 2003, $20.0 million was outstanding under the Facility at a 3.04% interest rate. Under the terms of the Facility, we are subject to certain debt covenants.  We are in compliance with these covenants as of June 28, 2003, and do not expect them to restrict our ability to borrow from the credit facility in fiscal year 2003.  On July 9,

2003, we repaid in full the amount outstanding under the Facility.  While we can still borrow under the Facility, in the current environment we anticipate that we would utilize cash before borrowing under the Facility.

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

Item 4. – Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                                 Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4. – Submission of Matters to a Vote of Security Holders

(a)           The annual meeting of stockholders of VIASYS Healthcare Inc. was held on May 7, 2003. The holders of 21,859,154 of the 26,314,923 shares of our common stock outstanding on the record date were present at the meeting in person or by proxy.

(b)          At the meeting, Ronald A. Ahrens and Mary J. Guilfoile were duly nominated and properly elected to serve as Class II members of the VIASYS Healthcare Inc. board of directors until the 2006 annual meeting of stockholders and until the election and qualification of their successor. The number of votes cast in favor and withheld for their nominations are indicated below.

	For	Withheld
Ronald A. Ahrens	21,751,900	107,254
Mary J. Guilfoile	21,751,900	107,254

Since directors are elected by a plurality of the votes cast, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

Randy H. Thurman, David W. Golde, M.D., Kirk E. Gorman and Robert W. O’Leary continued to serve as members of the VIASYS Healthcare Inc. board of directors after the annual meeting.

Item 6. – Exhibits and Reports on Form 8-K

(a)               Exhibits

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

(b)              Reports on Form 8-K

On April 11, 2003, the Company filed a Current Report on Form 8-K to file, under Item 5 of the Form, information regarding the termination of Gerald G. Brew as Executive Vice-President and Group President of VIASYS NeuroCare.

On June 2, 2003, the Company filed a Current Report on Form 8-K dated May 9, 2002, regarding the engagement of Ernst & Young, LLP and the dismissal of Arthur Andersen LLP as the Company’s auditors.

On June 19, 2003, the Company filed a Current Report on Form 8-K to file, under Item 7 of the Form,  the Underwriting Agreement, dated as of June 17, 2003, among the Company, Bear, Stearns & Co. Inc., J.P. Morgan Securities and the underwriters named therein. On June 20, 2003, the Company filed an amendment to the Current Report of Form 8-K dated June 19, 2003 to include the opinion of Morgan, Lewis and Bockius LLP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of August 2003.

VIASYS HEALTHCARE INC.

/s/ Randy H. Thurman
Randy H. Thurman
Chairman of the Board and Chief Executive Officer

/s/ Martin P. Galvan
Martin P. Galvan
Principal Financial and Accounting Officer

Date: August 8, 2003

Exhibit Index

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 15(e) or Rule 15d - 15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 15(e) or Rule 15d - 15(e)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.