Form 10-Q
period 2003-09-27
VIASYS HEALTHCARE INC
filed 2003-11-10
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Outstanding at November 3, 2003
Common Stock, $.01 par value	30,232,569

VIASYS HEALTHCARE INC.

PART I – Financial Information

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2003	December 28, 2002
	(Unaudited) (In thousands except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$69,318	$15,036
Accounts receivable, less allowances of $6,477 and $6,113	84,064	81,192
Inventories:
Raw materials and supplies	38,069	44,736
Work in process	7,121	8,777
Finished goods	23,600	22,222
Assets of discontinued operations	16,513	35,561
Deferred tax assets	12,966	12,975
Prepaid expenses	3,850	2,563
Total Current Assets	255,501	223,062
Property, Plant and Equipment, at Cost	87,347	86,276
Less: Accumulated depreciation and amortization	(63,342)	(58,315)
Property, Plant and Equipment, net	24,005	27,961
Goodwill, net	175,419	170,495
Intangible Assets, net	13,649	13,360
Deferred Tax Assets	3,021	2,984
Other Assets	4,067	3,638
TOTAL ASSETS	$475,662	$441,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term obligations	$1,095	$48,113
Accounts payable	16,133	16,787
Accrued payroll and employee benefits	9,741	9,755
Deferred revenue	10,965	8,910
Warranty and installation costs	4,562	4,406
Accrued commissions	2,326	4,028
Income taxes payable	2,456	7,346
Deferred tax liabilities	161	161
Liabilities of discontinued operations	2,274	6,272
Other accrued expenses	13,480	12,007
Total Current Liabilities	63,193	117,785
Deferred Tax Liabilities	3,617	3,535
Other Long-Term Liabilities	740	2,555
TOTAL LIABILITIES	67,550	123,875
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 30,153,011 and 26,256,295 shares issued	302	263
Additional paid-in capital	335,888	266,474
Treasury Stock, 5,597 shares	(111)	(111)
Retained earnings	58,406	44,583
Accumulated other comprehensive income	13,627	6,416
Total Stockholders’ Equity	408,112	317,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$475,662	$441,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 27, 2003	September 28, 2002
	(Unaudited) (In thousands except per share amounts)

Revenues	$87,131	$83,538

Costs and Operating Expenses:
Cost of revenues	48,252	45,036
Selling, general and administrative expenses	25,498	24,807
Research and development expenses	6,187	5,672
Restructuring costs	461	624
	80,398	76,139

Operating Income	6,733	7,399
Interest Expense, Net	(4)	(337)
Other Income, Net	1	26

Income from Continuing Operations before Income Taxes	6,730	7,088
Provision for Income Taxes	(2,192)	(2,497)
Income from Continuing Operations	4,538	4,591
Discontinued Operations (net of $250 of tax expense and $5,652 of tax benefit)	(2,226)	(9,634)
Net Income (Loss)	$2,312	$(5,043)

Earnings (Loss) per Share:
Basic:
Continuing Operations	$.15	$.18
Discontinued Operations	(.07)	(.37)
	$.08	$(.19)
Diluted:
Continuing Operations	$.15	$.18
Discontinued Operations	(.07)	(.37)
	$.08	$(.19)

Weighted Average Shares:
Basic	30,023	26,060
Diluted	31,105	26,060

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	September 27, 2003	September 28, 2002
	(Unaudited) (In thousands except per share amounts)

Revenues	$280,639	$248,223

Costs and Operating Expenses:
Cost of revenues	150,662	131,563
Selling, general and administrative expenses	81,975	71,238
Research and development expenses	19,417	20,221
Restructuring costs	461	3,817
	252,515	226,839

Operating Income	28,124	21,384
Interest Expense, Net	(723)	(1,133)
Other Expense, Net	(543)	(182)

Income from Continuing Operations before Income Taxes	26,858	20,069
Provision for Income Taxes	(9,539)	(7,420)
Income from Continuing Operations	17,319	12,649
Discontinued Operations (net of $471 and $4,840 of tax benefit)	(3,496)	(8,302)
Net Income	$13,823	$4,347

Earnings (Loss) per Share:
Basic:
Continuing Operations	$.63	$.49
Discontinued operations	(.13)	(.32)
	$.50	$.17
Diluted:
Continuing Operations	$.61	$.47
Discontinued operations	(.12)	(.31)
	$.49	$.16

Weighted Average Shares:
Basic	27,618	26,055
Diluted	28,198	26,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 27, 2003	September 28, 2002
	(Unaudited) (In thousands)

Operating Activities:
Net income	$13,823	$4,347
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	3,496	8,302
Depreciation and amortization	8,612	7,182
Provision for losses on accounts receivable	682	1,658
Provision for writedown of assets	—	868
Changes in current accounts, excluding the effect of acquisitions:
Accounts receivable	(650)	3,591
Inventories	9,833	(16,008)
Other current assets	(940)	(1,249)
Accounts payable	(870)	(2,371)
Other current liabilities	(78)	(3,616)
Other	(348)	(103)
Net cash provided by continuing operating activities	33,560	2,601
Net cash (used in) provided by discontinued operating activities	(262)	2,002
Net cash provided by operating activities	33,298	4,603

Investing Activities:
Acquisitions, net of cash acquired	(3,207)	—
Purchases of property, plant and equipment	(4,494)	(7,511)
Purchases of intangible assets	(1,709)	(1,810)
Proceeds from sale of property, plant and equipment	1,394	601
Net cash provided by (used in) discontinued operations	5,812	(2,644)
Net cash used in investing activities	(2,204)	(11,364)
Financing Activities:
(Repayments of) proceeds from short-term borrowings	(47,328)	1,700
Deferred charges related to credit facility	—	(782)
Proceeds from issuance of common stock	69,379	522
Other, net	(69)	(42)
Net cash provided by financing activities	21,982	1,398
Exchange Rate Effect on Cash and Cash Equivalents	1,206	658
Increase (decrease) in Cash and Cash Equivalents	54,282	(4,705)
Cash and Cash Equivalents at Beginning of Period	15,036	14,968
Cash and Cash Equivalents at End of Period	$69,318	$10,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.             General

The interim condensed consolidated financial statements presented have been prepared by VIASYS Healthcare Inc. (the “Company”) are unaudited and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of the Company at September 27, 2003, the results of operations for the three and nine-month periods ended September 27, 2003 and September 28, 2002 and the cash flows for the nine-month periods ended September 27, 2003 and September 28, 2002.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company.  The condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Consolidated Financial Statements contained in its Annual Report on Form 10-K for the year ended December 28, 2002, as filed with the Securities and Exchange Commission.

In September 2003, the Company decided to sell certain assets of its Thermedics Polymer business (“Thermedics”).  The condensed consolidated financial statements have been restated to present Thermedics as a discontinued operation.  The discontinued operations of the Company for all period presented now consist of Medical Data Electronics, which was divested in April of 2003, and Thermedics, which was divested in October of 2003.

2.             Classification

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.             Comprehensive Income

Comprehensive income (loss) combines net income (loss) and foreign currency translation adjustments. Accumulated other comprehensive income is reported as a separate component of Stockholders’ Equity.

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(In thousands)

Net Income (Loss)	$2,312	$(5,043)	$13,823	$4347

Effect of Cumulative Translation Adjustment	(729)	(1,014)	7,211	5,813
Comprehensive Income (Loss)	$1,583	$(6,057)	$21,034	$10,160

4.             Earnings per Share Data

The reconciliation of basic to diluted weighted average shares outstanding is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(In thousands)

Basic Weighted Average Shares	30,023	26,060	27,618	26,055
Dilutive Effect of Stock Options Outstanding	1,082	—	580	608
Diluted Weighted Average Shares	31,105	26,060	28,198	26,663

5.             Business Segment Information

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(In thousands)
Revenues from Continuing Operations:
Respiratory Technologies	$27,395	$22,706	$83,316	$70,039
Critical Care	27,043	25,326	89,623	68,423
Neurocare	20,149	22,353	65,945	69,553
Medical and Surgical Products	12,544	13,153	41,755	40,208
	$87,131	$83,538	$280,639	$248,223

Operating Income (Loss) from Continuing Operations:
Respiratory Technologies	$3,652	$2,044	$11,351	$7,016
Critical Care	4,282	4,095	15,420	10,795
NeuroCare	(556)	899	1,725	2,043
Medical and Surgical Products	1,720	2,200	7,733	7,305
Corporate (a)	(2,365)	(1,839)	(8,105)	(5,775)
Total Operating Income from Continuing Operations	6,733	7,399	28,124	21,384
Interest and Other Expense, Net	(3)	(311)	(1,266)	(1,315)
Provision for Income Taxes	(2,192)	(2,497)	(9,539)	(7,420)
Loss from Discontinued Operation, net	(2,226)	(9,634)	(3,496)	(8,302)
Net Income (Loss)	$2,312	$(5,043)	$13,823	$4,347

(a)   Primarily general and administrative expenses.

6.             Stock-Based Compensation Plans

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock-based compensation plans. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised.

Had compensation cost for awards granted under stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” the effect on the Company’s net income and earnings per share would have been:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(In thousands of dollars except per share amounts)
Net Income (Loss):
As reported	$2,312	$(5,043)	$13,823	$4,347
Pro forma compensation costs, net of tax	(1,357)	(1,047)	(3,815)	(2,917)
Pro forma	$955	$(6,090)	$10,008	$1,430
Basic Earnings per Share:
As reported	$.08	$(.19)	$.50	$.17
Pro forma	$.03	$(.23)	$.36	$.05
Diluted Earnings per Share:
As reported	$.08	$(.19)	$.49	$.16
Pro forma	$.03	$(.23)	$.35	$.05

Compensation costs for options granted are reflected over the vesting period; therefore, future pro forma compensation costs may be greater as additional options are granted.

7.             Restructuring

On August 6, 2003, the Company commenced a plan to restructure its NeuroCare segment.  The restructuring plan includes the termination of 31 people from sales, service and manufacturing, as well as a 90-day layoff of 24 manufacturing employees. The terminations were effective upon commencement of the plan and severance of $497,000 was expensed and paid in the third quarter of 2003.  If the 24 employees laid off are not recalled in November 2003, they will be eligible for severance totaling $54,000, which will be expensed and paid in the fourth quarter.

The following table summarizes the accrual for restructuring costs, which are included in other accrued expenses in the accompanying balance sheet:

	Severance	Abandoned Facilities	Other	Total
	(In thousands)

Balance at December 28, 2002	$1,423	$508	$46	$1,977
Costs accrued in 2003	461	—	—	461
2003 Payments	(1,102)	(261)	(59)	(1,422)
Currency translation	86	—	13	99
Balance at September 27, 2003	$868	$247	$—	$1,115

8.             Contingencies

The Company is involved in various legal proceedings and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such proceedings and litigation will not have a material effect on the Company’s financial position or results of operations.

9.             Acquisitions

In the third quarter of 2003, pursuant to the SciMed, Limited (“SciMed”) purchase agreement, the Company paid the additional purchase price of $1,827,500.  In addition, contingent payments of up to $1,000,000 may be made based on the future results of SciMed.  Should the contingent payments be disbursed the amount will be accounted for as additional purchase price.

In connection with the acquisition of E.M.E. (Electro Medical Equipment) Limited (“EME”), the Company has begun implementation of certain planned restructuring activities to reduce costs and promote operational efficiencies.  These actions will eliminate redundant functions and excess capacity through the closure of a facility and a reduction in staffing of 35 people across all functions, including sales, service, finance and research and development.

In connection with these restructuring activities, the Company established reserves totaling $1,290,000, including $750,000 for severance and employee related costs, $243,000 for lease cancellation and other costs of $297,000.  The cost has been accounted for as additional purchase price.  The reserves established are included in other accrued expenses in the accompanying balance sheet. The majority of the restructuring activities are scheduled to be complete by the end of 2003.

10.          Discontinued operations

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

On April 3, 2003, the Company sold MDE to Invivo Corporation (“Invivo”) for $9,257,000.  As of September 27, 2003, the Company has received $8,307,000 of the purchase price.  The remaining portion of the purchase price is in escrow in accordance with the sale agreement to secure the Company’s indemnification obligations to Invivo.  The remaining $950,000 will remain in escrow until April 3, 2004.

In September 2003, the Company announced its plan to sell certain assets of Thermedics.  Thermedics manufactures thermoplastic polyurethanes for medical and industrial applications.  This decision was made as a result of the determination that Thermedics did not fit into the Company’s long-term strategy of focusing and investing resources in the Respiratory Technologies, Critical Care, NeuroCare and MedSystems groups.   The Condensed Consolidated Financial Statements have been restated for all periods presented to account for Thermedics as a discontinued operation.  Thermedics was previously part of the Medical and Surgical Products segment.

In connection with the decision the sell certain assets of Thermedics the Company provided for estimated losses on disposal, including expenses, totaling $1,560,000 during the third quarter of 2003.

The operating results of the Thermedics and MDE discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002
	(In thousands)

Revenues	$2,888	$5,521	$12,444	$21,544
Income (loss) before income taxes	$(1,976)	$(15,286)	$(3,967)	$13,142
Net income (loss)	$(2,226)	$(9,634)	$(3,496)	$(8,302)

11. Subsequent Event

On October 3, 2003, the Company completed the sale of certain assets of Thermedics to Noveon, Inc. of Cleveland, OH for approximately $15,000,000.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements related to our expected capital expenditures for 2003, whether such capital expenditures will be funded with cash from operations or short-term borrowings, whether the covenants under our credit facility will restrict our ability to borrow thereunder, whether we enter into acquisitions, dispositions or strategic arrangements and our use of the net proceeds of our public offering.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks, “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 28, 2002, under the caption “Risk Factors.”

Results of Operations

The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and Operating Expenses:
Cost of revenues	55.4	53.9	53.7	53.0
Selling, general and administrative expenses	29.3	29.7	29.2	28.7
Research and development expenses	7.1	6.8	6.9	8.2
Restructuring costs	0.5	0.7	0.2	1.5
	92.3	91.1	90.0	91.4

Operating Income from Continuing Operations	7.7	8.9	10.0	8.6
Other Expenses, Net	—	(0.4)	(0.5)	(0.5)
Provision for Income Taxes	(2.5)	(3.0)	(3.4)	(3.0)
Income from Continuing Operations	5.2	5.5	6.1	5.1
Loss from Discontinued Operation, Net	(2.5)	(11.5)	(1.2)	(3.3)
Net Income (Loss)	2.7%	(6.0)%	4.9%	1.8%

Third Quarter of 2003 Compared With the Third Quarter of 2002

Revenues

Revenues increased 4.3% or $3.6 million in the third quarter of 2003 to $87.1 million compared to $83.5 million in the third quarter of 2002.  Of this increase, $4.7 million was contributed by Respiratory Technologies and $1.7 million was contributed by Critical Care, offset by decreases of $2.2 million in NeuroCare and $.6 million in Medical and Surgical Products.  The increase in revenue was driven primarily by sales of new products and the favorable impact of foreign currency translation of $2.3 million, offset by decreased sales in some of our existing product base.

Cost of Revenues and Gross Margin

Cost of revenues increased 7.1% or $3.3 million to $48.3 million in the third quarter of 2003 compared to $45.0 million in the third quarter of 2002.  Gross margin increased $.4 million to $38.9 million.  Gross margin percentage decreased 1.5 percentage points to 44.6%.  The decrease in gross margin percentage was due to pricing pressure and product mix in our existing product base offset by higher margins on the sales of new products and the favorable impact of foreign currency translation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.8% or $0.7 million in the third quarter of 2003 to $25.5 million compared to $24.8 in the third quarter of 2002. The selling, general and administrative expenses of businesses acquired in the fourth quarter of 2002, as well as increased recruiting, professional fees, meeting expenses and insurance premiums contributed to the increase.  Partially offsetting these increases was lower performance-based incentive compensation.

Research and Development Expenses

Research and development expenses increased 9.1% or $0.5 million in the third quarter of 2003 to $6.2 million compared to $5.7 million in the third quarter of 2002.  This increase is due to higher spending on research and development for product upgrades and new products in Respiratory Technologies and Critical Care offset by a shift of expenses from research and development to selling, general and administration as new products have moved to commercialization in NeuroCare.

Restructuring Expense

During the third quarter of 2003, we incurred $0.5 million of restructuring costs compared to $0.6 million in the third quarter of 2002.  The restructuring actions commenced in August 2003, included the termination of 31 people from sales, service and manufacturing, as well as a 90-day layoff of 24 manufacturing employees in our NeuroCare segment.  The terminations were effective upon commencement of the plan and severance of $0.5 million was expensed and paid in the third quarter of 2003.  If the 24 employees laid off are not recalled in November 2003, they will be eligible for severance totaling $0.1 million, which will be expensed and paid in the fourth quarter.  The estimated annual savings from this plan are approximately $3.5 million beginning in 2004.

Restructuring costs incurred in the third quarter of 2002 were primarily related to the closing of a NeuroCare facility in Colorado and the transfer of its operations to our main NeuroCare facility in Wisconsin. These costs included severance and retention costs, the cost of relocating assets and employees and the cost to recruit employees who did not relocate.

Provision for Income Taxes

The effective tax rate for the third quarter of 2003 decreased to 32.6% from 35.2% in the third quarter of 2002.  The effective tax rate in each quarter includes an adjustment to reduce the year-to-date effective tax rate.  In the third quarter of 2003, the effective tax rate for the year was reduced from 36.5% to 35.5%.  In the third quarter of 2002, the effective tax rate for the year was reduced from 38.0% to 37.0%.  The effective tax rate reductions are primarily attributable to increased benefits related to export sales and tax credits.

Segment Information

Respiratory Technologies.  Revenues increased 20.7% to $27.4 million in the third quarter of 2003 over the comparable quarter in 2002.  The increase occurred in the key focus areas of pulmonary function testing and sleep diagnostics and in the new business areas of sleep therapy and clinical service.  There were also increased international sales of nitric oxide, a therapeutic gas used in the treatment of pulmonary hypertension.  In addition, the favorable impact of foreign currency translation accounted for 8.9 percentage points of the revenue increase.  Operating income increased 78.7% due to the gross margin impact of the increased revenue, the favorable impact of currency translation and reduced selling, general and administrative expenses primarily due to a large receivable reserve established for an international customer in 2002.

Critical Care.  Revenues increased 6.8% to $27.0 million for the third quarter of 2003 over the comparable quarter in 2002.  The increase was due primarily to sales of Infant Flow, a device that provides non-invasive respiratory support for the treatment of newborns, related disposables and Vela, VIASYS’ mid-range ventilation product.  Operating income increased 4.6% due to the increased sales, offset by lower margins caused by pricing pressure on Vela and several of the Company’s older product lines.

NeuroCare.  Revenues decreased 9.9% to $20.1 million for the third quarter of 2003 over the comparable quarter of 2002.  The sales decrease was principally in EEG and peripheral vascular products.  The decrease in EEG product sales was both volume and price driven, while the decrease in vascular product sales was primarily volume driven.  These decreases were partially offset by increased sales of audiology equipment.  The operating loss was $0.6 million in the third quarter of 2003 compared to operating income of $0.9 million in the third quarter of 2002.  The decrease is due primarily to the decrease in revenues and an increase in selling and marketing expense due to a revamping and upgrading in the sales force and marketing efforts.

Medical and Surgical Products.   The Medical and Surgical Products segment is now focused on medical disposables and orthopedics.  The segment has been restated to exclude the discontinued operations of our Thermedics Polymer business (“Thermedics”), which has been classified as a discontinued operation.

Revenues decreased 4.6% to $12.5 million for the third quarter of 2003 over the comparable quarter in 2002.  This decrease is as a result of two large customers reducing purchasing levels in order to adjust their inventory.  Operating income decreased 21.9% due to the decrease in sales and lower gross margins.

Discontinued operations.  On October 3, 2003, VIASYS sold substantially all of the assets of Thermedics, which had previously been reported in the Medical and Surgical Products segment.  As part of the sale, VIASYS estimated a loss on disposal, including expenses, of approximately $1.6 million or $1.9 million after taxes.  This amount has been provided for in the third quarter of 2003 in discontinued operations.  In the third quarter of 2002, discontinued operations included a $9.5 million after-tax write-down of VIASYS’ patient monitoring business, which was sold in the second quarter of 2003.

First Nine Months of 2003 Compared With First Nine Months of 2002

Revenues

Revenues increased $32.4 million or 13.1% in the first nine months of 2003 to $280.6 million compared to $248.2 million in the first nine months of 2002.  Increases in revenue of $13.3 million in Respiratory Technologies, $21.2 million in Critical Care and $1.6 million in Medical and Surgical products were offset by a decrease of $3.7 million in NeuroCare.  The increase in revenue was primarily driven by sales of new products and the favorable impact of foreign currency translation of $10.0 million, partially offset by decreased sales in some of our existing product base.

Cost of Revenues and Gross Margin

Cost of revenues increased $19.1 million or 14.5% in the first nine months of 2003 to $150.7 million compared to $131.6 million in the first nine months of 2002.  Gross margin increased $13.3 million to $130.0 million.  Gross margin percentage decreased 0.7 percentage points to 46.3%.  The gross margin percentage decrease was driven by increased sales of lower margin products in the Asia-Pacific market and through distributors in Europe, as well as pricing pressure on some product lines in the Critical Care and NeuroCare segments.  Partially offsetting these factors were the favorable impact of foreign currency translation and increased sales of higher margin new products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $10.8 million or 15.1% in the first nine months of 2003 to $82.0 million compared to $71.2 million in the first nine months of 2002.  Selling, general and administrative expenses related to businesses acquired in the fourth quarter of 2002 contributed $5.1 million to the increase.  The remaining increases were due to higher recruiting and other professional fees, commissions on higher sales, higher meeting expense, higher insurance premiums and increased marketing and promotional costs related to new product introductions.

Research and Development Expenses

Research and development expenses decreased $0.8 million or 4.0% in the first nine months of 2003 to $19.4 million compared to $20.2 million in the first nine months of 2002.  This decrease is largely attributable to the streamlining and refocusing of the Company’s research and development programs as well as the movement of several large projects out of research and development and into commercialization.  These projects included AVEA, VMAX Spectra, HiOx 80, Vela, AudioScreeener and Orion CPAP.

Restructuring Costs

In the first nine months of 2003, we incurred $0.5 million of restructuring costs as compared to $3.8 million in the first nine months of 2002.  The new restructuring plan included the termination of 31 people from sales, service and manufacturing, as well as a 90 day layoff of 24 manufacturing employees in our NeuroCare segment.  The terminations were effective immediately and severance of $0.5 million was expensed and paid.

In the first nine months of 2002, we incurred $3.8 million of restructuring costs, $3.2 of which was in our NeuroCare segment and was largely for abandoned facility and severance costs.  The remaining $0.6 million was for retention and severance payments in other segments.

Provision for Income Taxes

The effective tax rate decreased to 35.5% for the first nine months of 2003 from 37.0% for the first nine months of 2002.  The reduction in tax rate is primarily attributable to increased benefits related to export sales and tax credits.

Segment Information

Respiratory Technologies.  Revenues increased 19.0% to $83.3 million for the first nine months of 2003 over the comparable period in 2002.  The favorable impact of foreign currency translation accounted for $7.4 million of the increase.  Also contributing to the increase were higher revenues from VIASYS Clinical Services, as well as increased revenues from sleep therapy and disposable products.  Operating income increased 61.8% in the first nine months of 2003 due to the favorable currency impact, increased revenues from VIASYS Clinical Services and new higher margin products.  Additionally, lower bad debt expense and lower research and development expense favorably impacted operating income.  Partially offsetting these items were higher selling, general and administrative expenses due to expenses related to building the infrastructure for VIASYS Clinical Services, higher commissions related to the increased sales and increased performance-based incentive compensation expense.

Critical Care.  Revenues increased 31.0% to $89.6 million for the first nine months of 2003 over the comparable period in 2002.  The increase was due primarily to the sale of new ventilation products (including Infant Flow) as well as strong sales of the T-Bird and 8400 ventilators into foreign markets.  Also contributing to the increase was a 2001 sales return from a Latin American customer in the second quarter of 2002 reducing revenue by $1.9 million. Operating income increased 42.8% in the first nine months of 2003 due to the gross margin impact of higher revenues and the gross margin impact of the 2001 sales return in the second quarter of 2002.

NeuroCare.  Revenues decreased 5.2% to $65.9 million for the first nine months of 2003 over the comparable period of 2002.  The decrease is primarily due to a large one-time sale of EMG equipment to a pharmaceutical company for use in a clinical trial in the second quarter of 2002, and several large EEG orders in the first nine months of 2002 that did not repeat in 2003.  These decreases were partially offset by sales of new hearing diagnostic products.  Operating income decreased 15.6% in the first nine months of 2003 due to higher selling, general and administrative expenses from the launch of new products and the gross profit impact of lower sales.  Partially offsetting the decrease were synergies from plant consolidations and lower R&D expenses as the new products moved to commercialization.

Medical and Surgical Products.  Revenues increased 3.8% to $41.8 million for the first nine months of 2003 over the comparable period of 2002 due primarily to increased sales of orthopedics and specialty metals.  Operating income increased 5.9% in the first nine months of 2003 due to increased sales, manufacturing efficiencies in our implant business and decreased research and development expenses in the MedSystems business due to the timing of expenditures on feeding tube research.

Discontinued operations.   On October 3, 2003, VIASYS sold substantially all of the assets of Thermedics, which was reported in the Medical and Surgical Products segment.  As part of the sale, VIASYS estimated a loss on disposal, including expenses, of approximately $1.6 million or $1.9 million after taxes.  This amount has been reserved for in the third quarter of 2003 in discontinued operations.

On April 3, 2003, the Company completed the sale of its Medical Data Electronics (“MDE”) business for $9.3 million.  During the first nine months of 2003 MDE incurred a loss of $1.6 million.

The Company expects that it will continue to dispose of assets that it no longer considers strategic.

Liquidity and Capital Resources

Cash generated from continuing operating activities was $33.6 million for the first nine months of 2003 and is primarily attributable to income from continuing operations before depreciation and amortization.  Inventory reductions provided an additional $9.8 million of cash flow, offset by $2.5 million attributable to increases in accounts receivable and other current assets and a decrease in accounts payable.

Cash used in investing activities was $2.2 million for the first nine months of 2003.  The primary component of our investing activities was $8.3 million received from the disposition of our patient monitoring business in the second quarter of 2003.  Offsetting this source of cash were the purchase of plant, property and equipment of $4.5 million, the payment of additional purchase price and acquisition expenses of $3.2 million related to our fourth quarter 2002 acquisitions, and the purchase of intangible assets of $1.7 million.  During the remainder of 2003, we expect to spend approximately $4.5 million on capital expenditures for a full year total of $9.0 million.  We expect capital expenditures to be funded from existing cash, cash generated from operations, proceeds from asset dispositions and/or short-term borrowings.

For the first nine months of 2003, our financing activities generated net cash of $22.0 million, primarily from the common stock offering completed in June 2003 and the exercise of stock options.  During 2003, short-term borrowings were repaid in the amount of $47.3 million.

Our consolidated net working capital was $192.3 million at September 27, 2003, compared with $105.3 million at December 28, 2002.  Our cash and cash equivalents were $69.3 million at September 27, 2003, compared with $15.0 million at December 28, 2002.  Most of the increase is attributable to the proceeds from our common stock offering.

During the second quarter of 2003, we completed the common stock offering contemplated in the IRS rulings related to the spin-off distribution of our common stock by our former parent company.  Net proceeds from the offering were $62.7 million.  We anticipate that we will continue to invest the proceeds from the offering, after utilization for debt repayment and other business needs, in short-term maturities, such as money market funds, until the cash is needed for working capital, to fund research and development or to finance acquisitions.

On May 31, 2002, we entered into a three-year syndicated $60.0 million Senior Revolving Credit Facility (the “Facility”). On July 9, 2003, we repaid the full amount outstanding under the Facility and no amount was outstanding under the Facility as of September 27, 2003.  While borrowings can still be made under the Facility, we presently anticipate using cash and cash equivalents before borrowing under the Facility.  Under the terms of the Facility, we are subject to certain debt covenants.  We are in compliance with these covenants as of September 27, 2003, and do not expect them to restrict our ability to borrow under the Facility for the remainder of 2003.

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

PART II – OTHER INFORMATION

Item 6. – Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.19	Employment agreement dated as of November 1, 2003 by and between the Company and Lori Cross

	10.20	Employment agreement dated as of October 1, 2003 by and between the Company and Giulio Perillo

	10.21	Employment agreement dated as of July 1, 2003 by and between the Company and Edward Pulwer

	10.22	Employment agreement dated as of July 1, 2003 by and between the Company and Frank McCaney

	10.23	Employment agreement dated as of July 1, 2003 by and between the Company and Thomas Kuhn

	31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certifications Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of November 2003.

VIASYS HEALTHCARE INC.

/s/ RANDY H. THURMAN
Randy H. Thurman
Chairman of the Board and Chief Executive Officer

/s/ MARTIN P. GALVAN
Martin P. Galvan
Principal Financial and Accounting Officer

Date: November 7, 2003

Exhibit Index

10.19	Employment agreement dated as of November 1, 2003 by and between the Company and Lori Cross

10.20	Employment agreement dated as of October 1, 2003 by and between the Company and Giulio Perillo

10.21	Employment agreement dated as of July 1, 2003 by and between the Company and Edward Pulwer

10.22	Employment agreement dated as of July 1, 2003 by and between the Company and Frank McCaney

10.23	Employment agreement dated as of July 1, 2003 by and between the Company and Thomas Kuhn

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a - 15(e) or Rule 15d - 15(e)

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a - 15(e) or Rule 15d - 15(e)

32.1	Certifications Pursuant to 18 U.S.C. Section 1350.