Form 10-K
period 2004-01-03
VIASYS HEALTHCARE INC
filed 2004-03-15
CIK 1123361

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended January 3, 2004
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 001-16121

VIASYS HEALTHCARE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3505871 (I.R.S. Employer Identification No.)
227 Washington Street, Suite 200	19428
Conshohocken, Pennsylvania
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (610) 862-0800

Securities registered pursuant to Section 12(b) of the Act:
 None

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value Series A Junior Participating Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2003, was approximately $626,000,000 based upon the New York Stock Exchange Composite Tape of $20.95 per common share.

        As of March 5, 2004, the registrant had 30,657,712 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2004, are incorporated by reference into Part III of this report. Copies of these documents can be obtained at no cost by calling the company's Investor Relations Department at (610) 862-0799 or by accessing the investor relations section of the company's website at www.viasyshealthcare.com.

Forward-looking Information

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers, the sufficiency of our facilities, our retention of all of our future earnings for use in our business, the effect of changes in foreign exchange rates on our business and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

  •
  our ability to obtain and maintain regulatory approvals for our products in development, including 510(k) clearance under the Federal Food, Drug and Cosmetic Act;

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

  •
  our ability to realize the value of the goodwill recorded on our financial statements;

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

  •
  our ability to integrate acquisitions;

  •
  our ability to introduce new products as planned; and

  •
  market acceptance of our new products.

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

        Our businesses are combined into four segments through which we operate:

    Our Respiratory Technologies group, which develops, manufactures, markets and services products for the diagnosis and treatment of pulmonary and sleep-related disorders, as well as providing services to support pharmaceutical companies and clinical research organizations.

    Our Critical Care group, which develops, manufactures, markets and services life support products to treat respiratory insufficiency caused by illness, injury or premature birth.

    Our NeuroCare group, which develops, manufactures, markets and services a comprehensive line of neurodiagnostic, vascular diagnostic and audiology testing systems.

    Our Medical and Surgical Products group, which develops, manufactures and markets disposable medical products and specialty metal components for orthopedic products, medical-imaging equipment and cardio-vascular implants.

        We currently market our products in over 100 countries and our customers include hospitals, alternate care sites, clinical laboratories, private physicians and original equipment manufacturers. Our global revenues from continuing operations in 2003 totaled $394.9 million. Revenue, operating income from continuing operations and total assets by segment are set forth in the Notes to the Consolidated Financial Statements, which are included herein.

Our Strategy

        We focus our development and marketing activities on growth segments of the healthcare industry. We seek to capitalize on our research, development and marketing expertise, as well as our relationships with physicians and other medical caregivers in these markets to expand our business into high-value opportunities, including disposables, therapy and service-based products. We have augmented our internal research by in-licensing technologies. In addition to new in-licensing opportunities, we are working to enhance and extend our existing product lines into next-generation products and to develop new products to broaden our existing respiratory technologies, critical care, neurocare and medical and surgical product offerings. Products that we have recently introduced include:

  •
  AVEA™ Mechanical Ventilator, a high-end mechanical ventilator for adult, pediatric and neonatal use which incorporates a unique Heliox blending system;

  •
  VELA® Mechanical Ventilator, a conventional volume/pressure adult and pediatric ventilator;

  •
  HiOx 80™, a disposable device that administers high levels of oxygen while minimizing oxygen consumption and providing improved patient mobility;

  •
  Oxycon Mobile, a sports and occupation stress testing unit designed to be worn as the patient is engaged in physical activities;

  •
  ORION®, PEGASUS®, Dorado and Delphinus CPAP's, systems for managing obstructive sleep apnea;

  •
  TECOTEX®, an engineered three-dimensional surface texture for orthopedic implants; and

  •
  AUDERA™, an integrated system for evaluating the hearing of patients of all ages.

Principal Businesses and Products

Principal Businesses	Principal Products	Commenced Operations
Respiratory Technologies
Erich Jaeger	Pulmonary function testing and metabolic equipment; sleep diagnostic and therapy equipment	1954
SensorMedics	Pulmonary function testing and metabolic equipment; sleep diagnostic and therapy equipment	1983
VIASYS Clinical Services	Contract research services used in the investigation of respiratory illness	1998
Critical Care
Bear Medical	Adult, pediatric and infant mechanical ventilators	1972
Bird Medical	Adult, pediatric and infant mechanical ventilators	1954
EME	Infant nasal CPAP	1978
SensorMedics Critical Care	Specialized high frequency oscillatory mechanical ventilators	1983
NeuroCare
Grason-Stadler	Hearing screening and diagnostic equipment	1949
Nicolet Biomedical	Neurodiagnostic equipment	1967
Nicolet Vascular	Peripheral vascular diagnostic systems, transcranial Doppler systems, fetal and vascular small Doppler systems	1976
Medical and Surgical Products
Corpak	Disposable enteral access and airway management devices	1980
Stackhouse	Surgical barrier control systems	1936
Tecomet	Orthopedic and spinal implants, X-ray grids for mammography and left ventricular assist components	1964

Respiratory Technologies

        Our Respiratory Technologies group develops, manufactures, markets and services products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders. These products are used in a variety of settings, from intensive care to homecare, but generally share a common diagnostic focus on breathing and the availability of oxygen throughout the body. We market our respiratory technology products throughout the world to a variety of customers including hospitals, clinics, private physicians and research centers under the brand names Erich Jaeger and SensorMedics. Our Respiratory Technologies business is comprised of the following product lines:

  •
  Lung function testing, equipment used to diagnose pulmonary disorders;

  •
  Sleep diagnostic and therapeutic, systems for the diagnosis and treatment of sleep-related disorders; and

  •
  VIASYS Clinical Services, products and services to support pharmaceutical companies and clinical research organizations.

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

        We market our lung function diagnostic equipment internationally under the SensorMedics and Erich Jaeger brand names. We offer a broad line of pulmonary function testing equipment, from basic spirometry products, which measure the rate and volume of breathing, to complete pulmonary function and metabolic systems, which measure a wide range of heart, lung and metabolic functions. Our principal pulmonary function testing products are:

  •
  SensorMedics VMAX ® Spectra ("VMAX"), a portable pulmonary function and metabolic diagnostic system designed for use by healthcare providers. VMAX is a modular system that allows end-users to configure a system to their specific needs and to add diagnostic functions as those needs change. VMAX may be configured in a variety of ways, ranging from a simple spirometry system to a full-featured pulmonary function and metabolic diagnostic lab; and

  •
  Erich Jaeger MasterScreen, a full-function, pulmonary function and metabolic diagnostic system for use primarily by healthcare providers. Our MasterScreen series of products are similar to the VMAX system, but are constructed in a single configuration with fully integrated features.

        We believe that through our combined SensorMedics and Erich Jaeger businesses we represent one of the largest global manufacturers of lung function testing instruments.

Sleep Diagnostic and Therapeutic Equipment

        Sleep diagnostic and therapeutic equipment measures a variety of respiratory and neurological functions to assist in the diagnosis, monitoring and treatment of sleep disorders, such as snoring and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep.

        We market our sleep diagnostic and therapeutic testing systems under the SensorMedics and Erich Jaeger brand names. Our sleep diagnostic products range from basic sleep diagnostic systems that monitor one patient to a networked, modular, expandable sleep lab that can monitor multiple patients simultaneously. Our sleep therapy product line for homecare use includes continuous positive airway pressure, or CPAP, systems that assist breathing to allow for uninterrupted sleep. Our principal sleep diagnostic and therapeutic devices are:

  •
  SOMNOTRACTPRO™, SOMNOSTARPRO™ and SLEEPSCREEN™, sleep diagnostic systems that monitor respiratory and neurological functions to assist in the diagnosis of sleep disorders; and

  •
  ORION, PEGASUS, Dorado and Delphinus CPAPs, sleep therapy products which use a gentle stream of air to encourage a patient's airway to remain open while sleeping with various monitoring capabilities.

        We believe we hold a market leadership position in sleep diagnostics.

VIASYS Clinical Services ("VCS")

        Our clinical services business provides technology and services including VIAPAD, our proprietary electronic data capture device, to several major pharmaceutical and biotechnology companies and clinical research organizations. We assist these companies and organizations in the monitoring of subjects in clinical studies which investigate treatments for respiratory illnesses. VCS provides customers with high quality data during the clinical study, resulting in the need for fewer patients for their clinical studies and accelerated data capture. VCS' competence is true paperless data collection in clinical trials worldwide and reliable data capture with centralized data management and reporting for diagnostic and home monitoring equipment (including electronic diaries).

        We believe the clinical services market offers significant opportunity for growth within our respiratory technology group, as well as in other areas of our company, such as in our NeuroCare group.

Critical Care

        Our Critical Care group develops, manufactures, markets and services life support products to treat respiratory insufficiency caused by illness, injury or premature birth. These products are used in a variety of settings, from intensive care to homecare. We market our critical care products throughout the world to a variety of customers including hospitals, clinics, private physicians, research centers and original equipment manufacturers. Our Critical Care business is comprised of the following product lines:

  •
  Mechanical ventilators, products for patients who need assistance with breathing; and

  •
  Other Products, such as specialized ventilators, treatment devices, blenders and monitoring devices.

Mechanical Ventilators

        Mechanical ventilators are used by patients who are unable to breathe adequately without assistance due to disease or injury. These devices pump heated, humidified, oxygen-enriched air into the lungs at regulated pressures, volumes and times in order to approximate normal breathing or to modify breathing to treat disorders. They are typically configured either for adult, pediatric or neonatal use and are marketed globally under the BIRD®, BEAR®, EME®, SENSORMEDICS™ and VIASYS® Critical Care brand names. We believe our Critical Care business is a market leader in the pediatric and neonatal conventional ventilation markets, as well as the high frequency ventilator markets.

        Our principal mechanical ventilators are:

Usage
Product
	Home	Institutional	Adult	Pediatric	Neonatal	Portable
AVEA, a high-end volume/pressure ventilator		X	X	X	X	X
VELA, a conventional volume/pressure ventilator		X	X	X		X
TBIRD® and TBIRD Legacy, a full-feature ventilator that can be used in both hospital and alternative care sites	X	X	X	X		X
BEAR 1000, a mid-range full-featured ventilator for critical care applications		X	X
BIRD 8400 STI, a basic ventilator for critical care applications		X	X
V.I.P. BIRD® & BEAR CUB® 750, ventilators for neonatal and pediatric intensive care units		X		X	X

Other Products

        In addition, we offer high frequency oscillatory ventilators ("HFOV"), which are specialized ventilators designed to provide superior gas exchange within the lung, while protecting the patient's lung from damage that may be caused by the cyclic expansion and contraction characteristic of conventional ventilators and other types of high frequency ventilators. Our primary HFOV products which are marketed under the SensorMedics brand name are:

        3100A HFOV, for use in children and premature infants who suffer acute respiratory failure; and

        3100B HFOV, for use in adults for the treatment of acute respiratory distress syndrome ("ARDS").

        We also offer a variety of related products, including:

  •
  INFANT FLOW®, a proprietary form of nasal CPAP (Continuous Positive Airway Pressure) and was added as a result of our acquisition of EME in October 2002;

  •
  air/oxygen blenders, which regulate, in specific concentrations, the oxygen delivered by a mechanical ventilator or oxygen delivery device;

  •
  ventilator accessories, such as air compressors, heated humidifiers and mounting stands; and

  •
  monitoring devices that measure the volume of gas entering and exiting a patient's lungs during mechanical ventilation.

NeuroCare

        Our NeuroCare group develops, manufactures, markets and services a comprehensive line of neuro, vascular and audiology diagnostic systems that are used by physicians and medical technologists to assist in the diagnosis and monitoring of neurological, vascular, brain and auditory disorders. We market our portfolio of products globally to a variety of customers under brand names such as Grason-Stadler, Nicolet Biomedical and Nicolet Vascular. Our NeuroCare business is comprised of the following product lines:

  •
  Electromyography and Evoked Potential, equipment that measures electrical activity in nerves and muscles;

  •
  Electroencephalography, equipment that monitors and visually displays the electrical activity generated by nerve cells in the brain;

  •
  Epilepsy Monitoring, equipment that enables a physician to assess the frequency and severity of epileptic and non-epileptic seizures over long time periods;

  •
  Audiology, equipment that assesses hearing and balance disorders using a variety of testing techniques and assists in the placement of digital hearing aids and cochlear implants;

  •
  Intra-Operative Monitoring, products that assist surgeons in preserving the functional integrity of a patient's circulatory and nervous systems during and after complex surgical procedures;

  •
  Physiologic peripheral vascular diagnostics, products that assist healthcare professionals to detect, grade and track treatment of peripheral vascular disease; and

  •
  Patient Management Software Solutions, systems that capture, communicate, archive and summarize patient results for remote viewing, billing and improved productivity.

  Electromyography and Evoked Potential

        Electromyography, or EMG, is the measurement of electrical activity in the nerves and muscles. Evoked potential, or EP, is the monitoring of patient response to stimuli in order to evaluate the condition of specific nerve pathways. Physicians and technicians in the fields of neurology, physical medicine and rehabilitation use EMG and EP data to confirm the diagnosis of various diseases and disorders, including carpal tunnel syndrome, Lou Gehrig's (ALS) disease, multiple sclerosis and spinal cord injury. Our principal EMG and EP diagnostic products are the Nicolet Viking and Toennies Neuroscreen, which offer high quality signals to distinguish electrical impulses within the body from background noise.

  Electroencephalography

        An electroencephalograph, or EEG, is a visual display of electrical activity generated by nerve cells in the brain. Placing electrodes on the scalp allows the brain's activity to be amplified and displayed in rising and falling potentials called brain waves. Physicians use EEGs primarily for the diagnosis of epilepsy and the monitoring of surgical and pharmaceutical treatments. Our principal EEG diagnostic product is the Nicolet AllianceWorks digital EEG system, which allows screening of brain wave abnormalities.

  Epilepsy Monitoring

        Our BMSI 6000 epilepsy monitoring system combines EEG data with digital video of a patient to enable a physician to assess the frequency and severity of epileptic and non-epileptic seizures over a multiple day period, typically three or four days. Our system helps the physician to locate the site of epileptic seizures in the brain for surgical intervention, to determine the proper dosage of drug therapies, or to determine other courses of treatment for a particular patient.

  Audiology

        Audiology is the assessment of hearing, auditory performance and balance disorders using a variety of testing techniques, including the evaluation of the function of the ear and the measurement of neural responses to sound. We offer a broad range of audiology diagnostic instruments for middle ear testing in adults and children that we market under the Grason-Stadler and Nicolet Biomedical brand name. AUDIOSCREENER® is an infant hearing screener for early detection of hearing disorders that could affect the development of speech and language abilities in children. In 2003, we introduced an enhanced version of AUDERA, a device which assists physicians in fitting cochlear implants and hearing aids especially in children.

  Intra-Operative Monitoring and Transcranial Doppler

        Our intra-operative monitoring products assist surgeons in preserving the functional integrity of a patient's circulatory and nervous systems during and after complex surgical procedures, such as vascular reconstruction and tumor removal. NeuroCare's primary products in this area are the Endeavor, a sophisticated 16-channel intra-operative monitoring system that provides simultaneous EEG, EP and EMG monitoring for use in the operating room and intensive care units, and our Pioneer and Companion transcranial Doppler systems, which monitor blood flow to the brain in a non-invasive manner.

  Physiologic Peripheral Vascular Diagnostics

        Our physiologic testing systems include the VasoGuard and MicroLite, non-invasive products that use a variety of technologies to detect, grade and follow various peripheral vascular diseases. Noninvasive testing is cost-effective and speeds identification and location of disease thus reducing time spent on other more expensive and invasive tests. In addition, these technologies assist in optimizing therapies, such as medication, surgery or vascular stent placement.

        We also offer a variety of products related to our neurodiagnostic instruments, including:

  •
  Medical pocket Dopplers, instruments that detect fetal heartbeats and blood flow in the peripheral vasculature; and

  •
  Transcranial Doppler sonographs, instruments that measure blood flow in the brain.

  Patient Management Software Solutions

        Our patient management software solutions are designed to improve the productivity of clinicians by providing data management and connectivity to hospital information systems. Customers are able to collect, archive, share and view patient information in local databases and networks. In addition, they may use the solutions to reduce errors and improve productivity by seamlessly sharing patient results across the hospital's clinical network.

        In contrast to many other neurodiagnostic instrument providers, VIASYS NeuroCare is a leader in providing in-field system repair service, and excels in training and applications support by staffing credentialed employees in all application areas. We believe that we are market leaders in the neurodiagnostic, peripheral vascular diagnostic and audiologist focused audio diagnostic market.

Medical and Surgical Products

        Our Medical and Surgical group develops, manufactures and markets disposable products and specialty medical products. In 2003, we divested our patient monitoring and our polyurethane businesses. The Medical and Surgical group is now focused on medical disposable products, orthopedic and spinal implants as well as a number of components for various medical devices. We market our disposable products, such as our feeding tube systems, disposable airway management devices and surgical barrier control systems to hospitals, homecare, long-term care and industrial customers globally. We market our specialty products and materials, such as our surgical implant components, to original equipment manufacturers for inclusion in their products. Our Medical and Surgical Products business is comprised of the following businesses:

  •
  MedSystems Disposables, medical disposable products for enteral feeding and respiratory therapy.

  •
  Orthopedics, Specialty Products and Materials, a variety of high-tech metal components and materials for inclusion by original equipment manufacturers in their products. These components include titanium knee and steel hip implants as well as surface textures for orthopedic implants.

MedSystems Disposables

        In 2002, we created a strategic business unit called MedSystems through the combination of our Corpak and Stackhouse businesses. This strategic business unit develops, manufactures and markets a variety of disposable products, including:

  •
  Specialty feeding tubes that supply nutrition to critically ill or compromised patients. The tubes run from the nose into either the stomach or small bowel and allow easily-digested nutrients to be delivered into a patient's digestive tract rather than into the blood stream. Our specially designed tubes can be placed into the small bowel at the patient's bedside resulting in reduced patient transport costs and quicker caloric goal achievement. We market this group of products under the Corflo brand name and we believe that we are the market leader in specialty long-term naso-gastric feeding tubes.

  •
  Neonatal/Pediatric devices, such as:

  •
  Closed suctioning systems that assist infants requiring mechanical ventilation by maintaining an open airway and ensuring that the lungs remain inflated. We market this product under the NeoLink® brand name.

  •
  Farrell Gastric Relief Systems that eliminate gas and fluid buildup that is common in infants suffering from digestive complications, thereby allowing the delivery of nutrients into the stomach. We market this product under the Corflo brand name.

  •
  Disposable respiratory accessories that assist a patient's breathing during surgery or trauma, which we market under the Pulmanex®brand name.

  •
  Surgical barrier control systems that we market to hospitals globally under the Stackhouse brand name. Our principal surgical barrier control systems are:

  •
  FreedomAir Surgical Helmets and ACS Surgical Face Shields that protect surgeons from contamination introduced into the operating room;

  •
  VitalVac Surgical Smoke Evacuation Systems, which are air filtration systems that collect the smoke plume created from vaporizing tissue during laser surgery or electrosurgery; and

  •
  Gowns, masks and caps used in industrial environments.

Orthopedic, Specialty Products and Materials

        We develop, manufacture and market a variety of specialty products and materials for inclusion by original equipment manufacturers in their products, including:

  •
  Surgical implant components, which are used in reconstructive spinal and trauma surgery, which we market to original equipment manufacturers that design and distribute orthopedic implants globally;

  •
  Key components for a left ventricular assist device which is used to bridge the gap to heart transplant in cardio-vascular surgery; and

  •
  Medical imaging components that reduce X-ray scatter, which allows for high resolution images in mammography and early detection of tumors.

VIASYS Customer Care

        VIASYS Customer Care provides warranty, technical support and long-term service contract options for our products. In addition, our customer care professionals provide the training, installation, contract administration, parts and product upgrades to support both our direct customers and our worldwide distributor network. We provide these services through an organization of 220 experienced biomedical engineers and technicians to ensure the highest level of quality and support to the care providers and patients who rely on our products.

New Products, Research and Development

        We seek to combine research and development spending with our significant knowledge base and key industry relationships to develop a robust pipeline of new products. We have a very active product development portfolio that we believe will be substantially more productive than past efforts due to the implementation of several disciplined processes. In 2002, we instituted a process that benchmarks each major research and development project against others throughout the company. We measure numerous parameters including relative risks, time to market, competitive landscape, resource constraints and return on invested capital. This benchmarking process helps senior management decide on the level of investment in a project and ensures that worthy projects are adequately funded while those with inadequate returns are reevaluated.

        Our Respiratory Technologies Group has broad initiatives to continue the growth of VCS, our clinical services business, improve our sleep diagnostic and therapy franchise, and develop applications for nitric oxide, a therapeutic gas with broad clinical efficacy. VCS leverages our competencies in respiratory medicine, pulmonary mechanics and telemedicine to assist in the management of pharmaceutical trials. We are adding both software and hardware engineering capabilities to the group in order to improve our value to the pharmaceutical and biotechnology industries and assist them in bringing better documented and better understood products to market faster than in the past. We are continuing to develop new products for the sleep therapy market. We expect to introduce a novel new patient interface in 2004 and are actively pursuing both humidification systems and new products in different modes of CPAP. We are also conducting research into potentially significant areas for utilization of nitric oxide. While we are in the early phases, clinical results on a relatively small number of patients have been promising and we intend to increase our focus in this area.

        Our Critical Care Group is working on a number of initiatives to enhance and expand the capabilities of our flagship mechanical ventilator platforms, AVEA and Vela. We intend to incorporate several new software modalities in the future and will continue to develop these product platforms as long term projects. We are also expanding the use of Heliox medical gas on our AVEA ventilator. AVEA is the only ventilator approved for use with Heliox gas in the United States. Heliox is a mixture of medical grade air and helium and its lighter than air qualities make the work of breathing easier for patients with obstructive breathing disorders such as Asthma or Chronic Obstructive Pulmonary Disease. In 2004, we expect to introduce a new generation of our patented Infant Flow noninvasive ventilation product.

        Our NeuroCare Group is expected to launch a number of new products in 2004, including a much lighter and smaller system for Intra-Operative Monitoring ("IOM"). IOM systems are used to monitor the integrity of nerve pathways during an increasing number of surgical procedures. The use of this equipment requires an experienced technician; therefore it is not uncommon to move both the technician and equipment into numerous surgical suites. The new IOM system meets this emerging need with a full-featured, rugged and durable solution that is one-third lighter and smaller than conventional systems. In addition, we expect the group's investments in core EEG, EMG, sleep and information technologies will surface this year in multi-modality solutions that support the new dynamic workflow requirements of diagnostic clinicians. Advanced signal processing, clinical reporting, database and interfacing tools are expected to enhance the quality and access of patient information, reducing costs and improving productivity and quality of care. Advances in audio diagnostics have also been realized with the successful Audera system, which is expected to be enhanced this year with important new diagnostic test features. The vascular technologies group continues to advance with new state-of-the-art operating system platforms and signal processing advances for trans-cranial monitoring.

        Our Medical and Surgical Group is preparing to launch products to support its enteral feeding line. We believe, and independent clinical data supports, that enteral feeding has significant advantages over IV feeding for most patients including decreased infection rates, less expensive treatment, and reduced length of stay in the hospital. MedSystems also expects to introduce several products to revitalize our barrier protection systems, including a new helmet system for protecting physicians and patients in the surgical suite.

Raw Materials

        We believe we have a readily available supply of raw materials for all of our significant products from various sources and do not anticipate any difficulties in obtaining raw materials essential to our business. However, some components and raw materials, such as the beryllium copper strips included in our medical imaging components, are purchased from sole-source suppliers. We believe that we have the ability to locate, over time, alternative sources of supply at prices competitive with our current supplies or to develop the internal capability to produce such components, if necessary. We have not had a significant production delay that was primarily attributable to an outside supplier.

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

        A medical device may be marketed in the United States only if: (1) the FDA gives prior authorization; (2) the device is subject to a specific exemption; or (3) the device was marketed prior to May 28, 1976, the effective date of the Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Depending on the type of medical device, FDA authorization typically takes one of the following two forms:

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

  •
  Class III devices are products classified by the FDA as posing the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices that are not substantially equivalent to a legally marketed Class I or Class II device. The FDA generally must approve a PMA application prior to marketing a Class III device in the United States. Two of our principal products, the 3100A and 3100B HFOV, are Class III devices. The FDA has approved a PMA for use of the 3100A HFOV product in children in acute respiratory failure with no upper weight limit. The 3100B HFOV has been approved by the FDA for use in adults with ARDS.

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

  •
  We validate, by extensive and detailed testing, every aspect of each process, and our ability to produce devices which meet our manufacturing specifications;

  •
  We investigate any deficiencies in the manufacturing process or in the products produced; and

  •
  We maintain detailed recordkeeping relating to all personnel, processes and aspects of the operation.

        The FDA monitors compliance with the QSR and current good manufacturing practice requirements by conducting periodic inspections of manufacturing facilities. Violations of applicable regulations noted by the FDA during inspections of our manufacturing facilities could adversely affect the continued marketing of our products.

        The FDA enforces post-marketing controls that include the requirement to file medical device reports ("MDRs") when we become aware of information suggesting that any of our marketed products may have caused or contributed to a death, serious injury or serious illness. The FDA also requires the filing of an MDR when we become aware that any of our products has malfunctioned and that a recurrence of that malfunction would likely cause or contribute to a death, serious injury or serious illness. The FDA relies on MDRs to identify product problems and utilizes MDRs as one mechanism to determine whether it should exercise its enforcement powers.

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

International

        We derive 43% of our revenues from sales of products outside the United States. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval or marketing clearance. These differences may affect the efficiency and timeliness of international market introduction of new products.

        A medical device may only be marketed in the European Union (EU) if it complies with the Medical Devices Directive (MDD) and bears the CE mark as evidence of that compliance. To achieve this the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance and we, as manufacturer of the devices, must undergo a verification of our regulatory compliance by a third party standards certification provider, a so-called "Notified Body". The nature of the assessment depends upon the regulatory class of products concerned, which in turn determines the precise form of testing undertaken by the Notified Body. Similar to the system in the United States, medical devices in the EU are classified according to the risks posed by their use, with class I being low risk devices, class IIa medium risk, class IIb medium/high risk and class III being high risk devices. Our devices fall into the medium and high risk categories and require a higher level of regulatory assessment. As of January 3, 2004, our key respiratory technologies, critical care and neurocare products bore the CE mark.

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

Third Party Reimbursement

        In the United States, health care providers that purchase medical devices generally rely on third party payors to reimburse all or a portion of the cost of the devices either directly or bundled as a component of a reimbursement for health care services. Examples of third party payors are Medicare, Medicaid, private health insurance plans and health maintenance organizations. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services ("CMS"), through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain health care items and services furnished to the elderly and disabled. Medicaid is an insurance program for the poor that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern their individual program. Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payors.

        The federal government and various state governments are currently considering proposals to reform the Medicare and Medicaid systems. We are unable to evaluate what legislation may be drafted and whether or when any such legislation will be enacted and implemented. Some of these proposals, if adopted, could have an adverse effect on our business, financial condition and results of operations.

        During the past several years, the major third party payors have substantially revised their reimbursement methodologies in an attempt to contain their health care reimbursement costs. Medicare reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient's specific diagnosis. As a result, any illness to be treated or procedure to be performed will be reimbursed only at a prescribed rate set by the government that is known in advance to the health care provider. If the treatment costs less, the provider keeps the overage; if it costs more, the provider cannot bill the patient for the difference. No separate payment is made in most cases for products such as our medical devices when they are furnished or used in connection with inpatient care. Many private third party payors and some state Medicaid programs have also adopted similar prospective payment systems.

        Third party payors have recently increased their emphasis on managed care, which has led to an increased emphasis on the use of cost-effective medical devices by health care providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical product suppliers.

        Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. We have received international reimbursement approvals for many of our products and plan to seek international reimbursement approvals for other products. In contrast to the United States, Europe is a highly fragmented market, with a large number of distinct and uniquely structured healthcare delivery and payment systems. European health care systems are beginning to confront the same fiscal pressures and limitations that characterize the United States health care system and are increasingly adopting many of the same cost and utilization control mechanisms. To the extent that any of our products are not entitled to reimbursement in any international market, market acceptance of such products would be adversely affected.

        In addition to the foregoing Medicare coverage and reimbursement limitations, other aspects of the Medicare and Medicaid programs may negatively affect the Company. In 1977, Congress adopted the Medicare and Medicaid Anti-Fraud and Abuse Amendments of 1977, which have been strengthened by subsequent amendments and the creation of the Office of Inspector General ("OIG") to enforce compliance with the statute, as amended (the "Anti-Fraud and Abuse Law"). The Anti-Fraud and Abuse Law prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration in any form as an inducement or reward for either the referral of patients or the arranging for reimbursable services. A violation of the statute is a felony and could result in civil penalties, including exclusion from the Medicare program, even if no criminal prosecution is initiated.

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

        Also, the federal Civil False Claims Act prohibits knowingly presenting (including "causing" the presentation of) a false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of health care providers, suppliers and manufacturers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million dollar settlements. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources in investigating healthcare providers', suppliers' and manufacturers' compliance with health care billing, coverage and reimbursement rules and fraud and abuse laws.

        In addition, federal law includes other provisions that specifically prohibit certain types of manipulative Medicare billing practices. Federal law also provides for minimum periods of exclusion from federal and state health care programs for certain offenses and frauds. Many states also have false claims and other health care fraud and abuse laws, which also may include civil and criminal penalties.

Patents, Licenses and Trademarks

        We pursue patent protection of our technology, products and product improvements both in the United States and in selected foreign countries. We also rely on trade secrets and technological innovations to develop and maintain our competitive position. In an effort to protect our trade secrets, we generally require our employees, consultants and advisors to execute confidentiality and invention assignment agreements upon commencement of employment or consulting relationships with us.

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

Employees

        As of January 3, 2004, we had a total of 1,859 full-time employees, consisting of 1,475 employees based in the United States and 384 employees based outside of the United States. We have no collective bargaining agreements with our United States employees. Some of our operating locations outside the United States have work council agreements as mandated by law. The Company believes that it has good employee relations.

Available Information

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

        VIASYS also makes available on its website the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of its board of directors, and its Code of Conduct. Such information is also available in print to stockholders upon request.

Risk Factors

Demand for some of our products depends on the capital spending policies of our customers and on government funding policies. Changes in these policies could negatively affect our business.

        A majority of our customers are hospitals. We also sell to laboratories, universities, healthcare providers and public and private research institutions. Many factors, including public policy spending provisions, available resources and economic cycles have a significant effect on the capital spending policies of these entities. These factors can have a significant effect on the demand for our products. For example, a reduction in funding to major government research supported agencies, such as the National Institutes of Health or the National Science Foundation, could adversely affect sales of our sleep diagnostic testing equipment.

We depend on third party reimbursement to our customers for market acceptance of our products. Our profitability would suffer if third party payors failed to provide appropriate levels of reimbursement for the purchase or use of our products or if any governmental or third party payor were to issue an adverse determination or restrictive coverage policy.

        Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. The cost of some of our products, particularly our SensorMedics VMAX and Erich Jaeger MasterScreen pulmonary function and metabolic diagnostic systems, our epilepsy monitoring systems and our intra-operative monitoring systems is substantial. Without both favorable coverage determinations by, and the financial support of, government and third party insurers, the market for some of our products could be limited.

        Governments and private insurers in many countries closely examine medical products and devices incorporating new technologies to determine whether to cover and reimburse for the purchase or use of such products and devices and, if so, the appropriate level of reimbursement. We cannot be sure that third party payors will cover and reimburse customers for purchases of future products or that any such reimbursement will enable us to sell these products at profitable prices. We also cannot be sure that third party payors will maintain the current level of reimbursement to physicians and medical centers for use of our existing products. Adverse coverage determinations or any reduction in the amount of this reimbursement could harm our business.

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

        We currently have cash and cash equivalents of $97.9 million and a $60.0 million revolving credit facility under which we have no outstanding debt as of January 3, 2004. Both cash and the credit facility are available to expand our business, either through acquisitions or development of new products. Our ability to access the credit facility is dependent on complying with the debt covenants that are part of that agreement. These covenants include a maximum ratio of debt to earnings before interest, taxes and depreciation and amortization ("EBITDA") of 2.5, a minimum ratio of EBITDA to interest expense of 4.0, maximum annual capital expenditures of $20 million and a minimum level of stockholders' equity. While we are in compliance with these restrictions and expect to be able to meet these requirements in the future, failure to satisfy any of the conditions would require us to renegotiate the facility on terms that may not be favorable or could require us to repay any outstanding balance. While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful that the new credit would be on terms that would be attractive in financing our business plans.

        In addition, we may need to seek capital beyond that available. Adequate funds for these purposes on terms favorable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed and, if consummated, may result in significant dilution to existing stockholders. If we are unable to secure additional funding when required, we may be required to delay, scale back, and/or abandon some or all of our product development programs.

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

        VIASYS and its former parent company have paid substantial premiums over the fair value of the net assets of some of the companies that comprise our business. We have acquired significant intangible assets, including approximately $182.4 million of cost in excess of net assets of acquired companies, or goodwill, recorded on our balance sheet as of January 3, 2004. This represents approximately 36% of our total assets as of that date. Our ability to realize the value of this asset will depend on future cash flows of the acquired businesses. Cash flow, in turn, depends on how well we have identified these acquired businesses as desirable acquisition candidates and how well we can integrate these acquired businesses.

The complexity presented by international operations could negatively affect our business.

        International revenues account for a substantial portion of our revenues. International revenues from continuing operations, including export revenues from the United States, accounted for 43% of our total revenues in 2003 and 41% of our total revenues in 2002. While we plan to continue expanding our presence in international markets, our international operations present a number of risks, including the following:

  •
  Foreign laws in a number of countries may limit our ability to properly maintain our distribution channels. For example, a number of foreign laws restrict our ability to terminate a distributor for taking actions that adversely affect our business, such as manufacturing and selling competing products.

  •
  The successful marketing of our products in some countries, including many European countries, may require us to establish a local presence. The revenues generated in these countries may not justify the expense of establishing and maintaining such a local presence.

  •
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

  •
  cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue;

  •
  obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; or

  •
  redesign our products, which would be costly and time-consuming.

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

  •
  The approval process for medical devices in the United States and abroad can be lengthy, expensive and require extensive preclinical and clinical trials. As a result, we may expend substantial resources in developing and testing a new product but fail to obtain the necessary approvals or clearances to market or manufacture the product on a timely basis or at all.

  •
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

  •
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

We may be unable to successfully develop and/or commercialize our new and existing products.

        We have undertaken a substantial internal development strategy under which we anticipate developing a number of therapy and service-based products. This strategy represents a departure from our traditional business model and we may not have sufficient expertise and experience necessary to successfully implement this new strategy and develop these new products. Furthermore, the successful development and commercialization of these new products will depend upon our ability to obtain regulatory approvals, as discussed above. If we are unable to obtain these regulatory approvals, we will be unable to market and sell our products, which will negatively affect our business. Even if we are able to obtain regulatory approval for our products we may have difficulty in bringing these products to market. In addition, once our products are brought to market, their shipment may be delayed or the products may have to be discontinued based on design, mechanical, software, regulatory or other issues. These matters may adversely affect our business and reputation.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

        Outside vendors, some of which are sole-source suppliers, provide key components and raw materials that we use in the manufacture of our products, such as the beryllium copper strips included in our medical imaging components. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole-source component or raw material could harm our ability to manufacture the affected product until we identify and qualify a new source of supply. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture the affected product. We may not be able to find a sufficient alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, which could impair our ability to produce and supply our products. If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval for a replacement component, which would cause significant delays that could seriously harm our business and operating results.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay transactions that our stockholders may favor.

        Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. For example, these provisions:

  •
  authorize the issuance of "blank check" preferred stock without any need for action by stockholders;

  •
  provide for a classified board of directors with staggered three-year terms;

  •
  require supermajority stockholder approval to effect various amendments to our charter and by-laws;

  •
  eliminate the ability of stockholders to call special meetings of stockholders;

  •
  prohibit stockholder action by written consent; and

  •
  establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Executive Officers of the Company

        Our executive officers are as follows:

Name	Age	Position
Randy H. Thurman	54	Chairman of the Board and Chief Executive Officer
Stephen P. Connelly	52	President and Chief Operating Officer
Martin P. Galvan	52	Senior Vice President, Chief Financial Officer, Director of Investor Relations and Secretary
Frank J. McCaney	49	Senior Vice President, Business Development
Matthew M. Bennett	33	Corporate Vice President and General Counsel
Rebecca A. Mabry	47	Corporate Vice President, Global Marketing
Gary F. Mathern	60	Corporate Vice President, Human Resources
Lori J. Cross	43	Group President, NeuroCare
Thomas I. Kuhn	50	Group President, MedSystems
William V. Murray	43	Group President, Respiratory Technologies
Giulio A. Perillo	57	Group President, Operations and Corporate Quality
Edward Pulwer	57	Group President, Critical Care
Mahboob H. Raja	44	Group President, International

Randy H. Thurman; Chairman of the Board and Chief Executive Officer

        Mr. Thurman has served as Chief Executive Officer since April 2001 and became Chairman of the Board upon the public offering in November 2001. From 1996 to April 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, a privately held company providing funding and strategic direction to healthcare technology companies. From 1993 to 1996, Mr. Thurman was Chairman and CEO of Corning Life Sciences Inc., which was a global leader in clinical laboratory testing, pharmaceutical research and esoteric reference testing. Concurrent with the aforementioned positions, Mr. Thurman served as Chairman of the Board of Enzon Pharmaceuticals from 1994 to 2001 (Nasdaq: ENZN). From 1984 to 1993, Mr. Thurman held various positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company, ultimately as its President. Mr. Thurman also serves as Lead Director of Valeant Pharmaceuticals International (NYSE: VRX) and as a director of Closure Medical Corporation (Nasdaq: CLSR).

Stephen P. Connelly; President and Chief Operating Officer

        Mr. Connelly joined VIASYS Healthcare Inc. in September 2001. Prior to becoming President and Chief Operating Officer in November 2002, Mr. Connelly served as Group President of VIASYS International and as Group President of VIASYS Medical and Surgical Products. Previously at Rhone-Poulenc Rorer Pharmaceuticals, Inc., Mr. Connelly held the following positions: Senior Vice President, North and South America; Senior Vice President, RPR Japan & Asia; President, Dermik Laboratories; Vice President, Hospital Marketing and Sales; Vice President, Pharmaceutical Marketing and Sales; and Director, Product Management.

Martin P. Galvan; Senior Vice President, Chief Financial Officer, Director of Investor Relations and Secretary

        Mr. Galvan joined VIASYS Healthcare Inc. in June 2001. From 1999 to 2001, Mr. Galvan was Chief Financial Officer for Rodel Inc. From 1979 to 1998, Mr. Galvan held several positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., including Vice President, Finance Worldwide; President & General Manager, RPR Mexico & Central America; Vice President, Finance, Europe/Asia Pacific and Chief Financial Officer, United Kingdom & Ireland.

Frank J. McCaney; Senior Vice President, Business Development

        Mr. McCaney had been with VIASYS Healthcare Inc. since 1998 as Vice President of Global Marketing and Business Development. Mr. McCaney is currently Senior Vice President of Business Development and has principal responsibility for coordinating all merger and acquisition activity, a position he has held since April 2001. From October 1998 to April 2001, Mr. McCaney served as Vice President, Global Marketing. Mr. McCaney was instrumental in taking VIASYS public in 2001, being a contributor to the meetings with investment groups. Mr. McCaney is also the head of the VIASYS Technical Advisory Board.

Matthew M. Bennett; Corporate Vice President and General Counsel

        Mr. Bennett joined VIASYS Healthcare Inc. in October 2003 from the law firm Morgan, Lewis and Bockius LLP. While at Morgan, Lewis and Bockius LLP, Mr. Bennett represented VIASYS Healthcare Inc. since its spin-off in 2001. Mr. Bennett has experience in all areas of business and finance law. He has represented companies in the medical devices, pharmaceuticals and life sciences areas. Mr. Bennett's previous experience also includes working as a litigator at Stradley Ronon Stevens & Young LLP and as a clerk for the Superior Court of New Jersey.

Rebecca A. Mabry; Corporate Vice President, Global Marketing

        Ms. Mabry originally joined VIASYS Healthcare Inc. in 1983. In November 2002, she was named Corporate Vice President, Global Marketing. Ms. Mabry held various marketing positions within the SensorMedics and Bird business units of the company. Prior to her current position, she was Product Specialist and Marketing Manager for SensorMedics Corporation. From 1993 until 1996, Ms. Mabry was Marketing Manager, Advanced Product Development and Director of Marketing/Strategic Planning for Bird Products Corporation. From April 1996 to May 1998, Ms. Mabry was Vice President, Marketing with Healthdyne Technologies before rejoining Bird Products Corporation.

Gary F. Mathern; Corporate Vice President, Human Resources

        Mr. Mathern joined VIASYS Healthcare Inc. in June 2001. From 1995 to 2001, Mr. Mathern was a human resources consultant to various start-up companies. From 1986 to 1995, Mr. Mathern was Senior Vice President at QVC, Inc., a televised shopping service. From 1984 to 1986, Mr. Mathern served as Executive Director of Human Resources for CIT—Alcatel Inc.

Lori J. Cross; Group President, NeuroCare

        Ms. Cross joined VIASYS Healthcare Inc. in November 2003. Her background is a combination of R&D, manufacturing, sales, marketing and senior level international executive management. Ms. Cross joined VIASYS from General Electric- Datex-Ohmeda, Inc. where from 1998 to November 2003 she was President of Datex-Ohmeda U.S., responsible for the Anesthesia and Drug Delivery and Ventilation business areas and the U.S. Anesthesia Care selling organization. From 1997 to 1998, Ms. Cross was General Manager, Global Information Solutions business for Datex-Engstrom in Karlsruhe, Germany and held previous positions in Smith & Nephew Dyonics and Baxter Edwards.

Thomas I. Kuhn; Group President, MedSystems

        Mr. Kuhn originally joined VIASYS Healthcare Inc. in 1983. He served as President of Corpak from 1992 to 2002 and currently holds the title of Group President, MedSystems. He served as Controller from 1983 to 1985; Vice President, Operations from 1987 to 1989; and Senior Vice President from 1989 to 1992.

William V. Murray; Group President, Respiratory Technologies

        Mr. Murray joined VIASYS Healthcare Inc. in July 2003. Prior to joining VIASYS Healthcare Inc., from October 1985 to July 2003 Mr. Murray worked for Medtronic Inc. From 1992 to 2003, Mr. Murray held a variety of key general management positions. Most recently, from 2002 to 2003 Mr. Murray was Vice President and General Manager of EP Systems with Medtronic. From 1998 to 2002, Mr. Murray was Vice President and General Manager of the $1.5 billion pacemaker business. Early in his career, Mr. Murray was an IC Design Engineer and also held various positions of greater responsibility in the Engineering and Product Development departments.

Giulio A. Perillo; Group President, Operations and Corporate Quality

        Mr. Perillo joined VIASYS Healthcare Inc. in March 2003 as Corporate Vice President, Operations Management & Systems. In October 2003, he was named Group President, Operations and Corporate Quality. Prior to joining VIASYS Healthcare Inc., Mr. Perillo worked for Cardinal Health Inc. as Vice President and General Manager for Cardinal Health's contract pharmaceutical and development business. From 1998 to 2000, Mr. Perillo was President of Omnicare Pharmaceutics. From 1997 to 1998, he held the position of President & Chief Operating Officer of USA Detergents Inc. From 1994 to 1997, Mr. Perillo was Vice President and General Manager of Conteon Bio-Services, a global plasma collection company and, from 1990 to 1994 he was Vice President, Worldwide Manufacturing for Rhone-Poulenc Rorer Pharmaceuticals, Inc.

Edward Pulwer; Group President, Critical Care

        Mr. Pulwer originally joined VIASYS Healthcare Inc. in 1983. In November 2002, Mr. Pulwer was promoted to Group President, Critical Care from Group President, Respiratory Technologies, a position he held since July 2001.    After holding several sales marketing positions with SensorMedics, Mr. Pulwer served as their General Manager from 1999 to 2001 and Vice President of Sales from 1996 to 1999. Prior to joining VIASYS Healthcare Inc., from 1977 to 1983 Mr. Pulwer spent six years as Group Product Manager for Respiratory Care products at American Hospital Supply Corporation–Scientific Products Division, which is currently a Cardinal Health Company.

Mahboob H. Raja; Group President, International

        Mr. Raja originally joined VIASYS Healthcare Inc. in 1992. In April 2003, Mr. Raja was named Group President, International. He was named Vice President, European Sales in October 2001. Prior to that, Mr. Raja held several positions for Nicolet Biomedical. He was named Vice President, Worldwide Sales & Marketing in 2000; Vice President, International Sales from 1999 to 2000; Managing Director, International Sales from 1997 to 1999; and worked in sales from 1992 to 1997.

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

Business Unit	Location	Square Footage	Ownership
Respiratory Technologies	Yorba Linda, CA	119,500	Lease
Respiratory Technologies	Hoechburg, Germany	91,134	Lease
Respiratory Technologies	Bilthoven, The Netherlands	17,100	Lease
Critical Care	Palm Springs, CA	133,312	Own
Critical Care	Riverside, CA	7,460	Lease
Critical Care	El Paso, TX	22,600	Lease
Critical Care	Juarez, Mexico	12,929	Lease
Critical Care	Brighton, England	17,078	Lease
Critical Care	Anaheim, CA	8,000	Lease
NeuroCare	Madison, WI	66,800	Lease
NeuroCare	Fitchburg, WI	34,000	Lease
NeuroCare	Verona, WI	31,000	Lease
NeuroCare	Fitchburg, WI	6,670	Lease
NeuroCare	Golden, CO	2,400	Lease
NeuroCare	Bristol, England	10,665	Lease
NeuroCare	Warwick, England	18,000	Lease
NeuroCare	Osaka, Japan	1,600	Lease
NeuroCare	Tokyo, Japan	1,030	Lease
Medical and Surgical Products	Woburn, MA	39,500	Lease
Medical and Surgical Products	Wilmington, MA	54,000	Own
Medical and Surgical Products	El Paso, TX	20,800	Lease
Medical and Surgical Products	Wheeling, IL	76,000	Lease
Corporate Office	Conshohocken, PA	12,722	Lease

Item 3.    Legal Proceedings

        In February 2004, we reached agreement with INO Therapeutics, Inc. and AGA AB on the material terms of a settlement of litigation directed to the sale and use of nitric oxide gas and devices. The settlement terms were approved by the appropriate senior management or boards of directors of the parties to the litigation. We expect that the final settlement documents will be executed during the first half of 2004. Following dismissal of the litigation, we anticipate receiving payments in 2004 totaling approximately $7.5 million. We also expect INO and AGA will submit future purchase orders for nitric oxide devices totaling approximately $6.3 million. When completed, the final settlement documents will include provisions regarding the development and distribution of nitric oxide gas, the transfer of certain VIASYS nitric oxide technology, the payment of royalties to us upon our achieving certain milestones, the license of rights to intellectual property and the acknowledgment by the parties of certain nitric oxide intellectual property rights.

        Other than as described above there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our properties are subject.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issue Purchases of Equity Securities

        VIASYS common stock began trading on a when-issued basis on the New York Stock Exchange, Inc. under the symbol "VAS" on November 7, 2001. The high and low closing prices of our common stock as reported in the consolidated transaction reporting system are as follows:

COMMON STOCK MARKET PRICE

	High	Low
2003
First Quarter	15.51	12.00
Second Quarter	21.14	14.00
Third Quarter	23.15	19.74
Fourth Quarter	21.16	18.05
2002
First Quarter	24.09	20.21
Second Quarter	22.50	17.45
Third Quarter	17.40	14.00
Fourth Quarter	17.00	14.47

        As of March 5, 2004, we estimate that we had approximately 7,693 holders of record of our common stock. The closing market price on the New York Stock Exchange for our common stock on March 5, 2004 was $21.62.

Item 6.    Selected Financial Data

	Year Ended
	Jan. 3, 2004	Dec. 28, 2002	Dec. 29, 2001*	Dec. 30, 2000*	Jan. 1, 2000*
	(In thousands except per share amounts)
Statement of Income Data
Revenues	$394,947	$342,452	$322,503	$310,279	$324,054
Income from Continuing Operations	$25,838	$18,848	$13,231	$16,443	$29,350
Basic Earnings Per Share from Continuing Operations	$.91	$.72	$.51	$.63	$1.13
Diluted Earnings Per Share from Continuing Operations	$.89	$.71	$.51	$.63	$1.13
Balance Sheet Data
Total Assets	$506,782	$441,500	$405,153	$390,351	$380,109
Long-term Obligations	—	—	—	—	—
Minority Interest	—	—	—	—	9,222
Other Financial Data
Cash Dividends**	—	—	—	—	—

*
The years 2001, 2000 and 1999 included goodwill amortization expense, net of tax, of $4,114, $3,900 and $3,689, respectively. In accordance with the adoption of SFAS No. 142, amortization of goodwill ceased on December 30, 2001. This data should be read in conjunction with the consolidated financial statements, including the accompanying notes, included elsewhere in this report on Form 10-K.

**
The Company has no current intention to pay dividends in the future.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

        The Company has identified a number of its accounting polices that it has determined to be critical. These critical accounting policies primarily relate to financial statement assertions that are based on the estimates and assumptions of management and the effect of changing those estimates and assumptions could have a material effect on our financial statements. The following is a summary of those critical accounting policies.

Revenue Recognition

        We derive revenues primarily from the sale of products and to a lesser extent the provision of services and rental equipment. Revenue from the sale of products is recognized when title is transferred to the customer. Where installation either is essential to functionality or is not deemed inconsequential or perfunctory, such as equipment sales under contracts that require us to install the product at the customer location, revenue is recognized when the equipment has been delivered to and installed at the customer location. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory, such as revenue from customer installable products, is recognized upon transfer of title with estimated installation costs accrued.

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

Goodwill Impairment

        We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," effective December 30, 2001. SFAS No. 142 requires companies to perform a transitional test and an annual test to determine whether there was any impairment of goodwill. These tests involve determining the estimated fair value of the Company's reporting units by measuring the net present value of their future cash flows. If the net present value of estimated cash flows is less than the book value of the reporting unit we would perform additional analysis, which could result in the write-down of goodwill.

        We determined our reporting units for purposes of assessing goodwill impairment under SFAS No. 142 by evaluating our four operating segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. Each of these operating segments is comprised of several components. While the components of Respiratory Technologies, Critical Care and NeuroCare have similar economic characteristics, products and services, production processes, customers and methods of distribution, the components of the Medical and Surgical Products segment do not. Therefore, the components have been aggregated at the operating segment level for Respiratory Technologies, Critical

Care and NeuroCare and each of these segments was treated as a reporting unit. Since the components of Medical and Surgical Products cannot be aggregated, each component was treated as a separate reporting unit.

        As part of the impairment testing, the Company allocated its goodwill to its reporting units. Goodwill from an acquisition that is specifically associated with a single reporting unit is recorded on the books of that reporting unit. However, when goodwill from a transaction is associated with multiple reporting units it is allocated to the reporting units based upon relative revenues at the time of the acquisition.

        We performed the annual test in 2003 and have determined that there is no impairment of goodwill. In performing this test, we used our internal operating and capital budgets, which are based on such assumptions as new product introductions, growth in sales of existing products, margin improvements, operating cost control, savings from past restructuring efforts, equipment replacement dates and building capacity needs. We discounted our estimated cash flows using our estimated cost of capital. If any of our assumptions change, such as an increase of our cost of capital, it could result in an impairment of goodwill, which would require a charge to earnings.

Stock-Based Compensation

        Stock options are granted to key employees and non-employee directors. Upon vesting, an option becomes exercisable, meaning, an employee or director can purchase a share of the Company's common stock at a price that is equal to the closing share price on the day of grant.

        SFAS No. 123, "Accounting for Stock-Based Compensation," permits companies either to continue accounting for stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," or to adopt a fair-value-based method to measure compensation cost. Under APB No. 25, which we have elected to continue using, there is no compensation cost if, on the date of grant, the option's exercise price is equal to or greater than the share price. Under SFAS No. 123, an option's fair value is estimated on the date of grant, and the value is expensed evenly over the vesting period. If we had accounted for stock-based compensation under the SFAS No. 123 fair-value-based method, net income would have been reduced by $4.5 million, $4.2 million and $1.5 million for 2003, 2002 and 2001, respectively.

        In order to estimate an option's fair value under SFAS No. 123, we use the Black-Scholes option valuation model. The option valuation model requires a number of assumptions, including future stock price volatility and expected option life (the amount of time until the options are exercised or expire). Expected option life is based on actual exercise activity from previous option grants. Volatility is calculated based upon stock price movements over a period of time. Additionally, our share price on the day of grant influences the option value. The higher the share price, as compared to the grant price, the more the option is worth. Changes in the option value after the day of grant are not reflected in expense. Any change in these assumptions could significantly impact the values calculated by the option valuation model and, consequently, the pro forma effects disclosed in the Nature of Operations and Summary of Significant Accounting Policies note to the consolidated financial statements.

Operations

        In September 2003, we decided to sell certain assets of our Thermedics Polymer business ("Thermedics"). The consolidated financial statements have been restated to present Thermedics, which was divested in October 2003, as well as Medical Data Electronics ("MDE"), which was divested in April 2003, as discontinued operations.

        We derive revenues primarily from the sale of products and to a lesser extent the provision of services and rental of equipment. When complex installation is required, revenue from products is recognized upon completion of the installation. In all other situations, revenue is recognized when title is transferred and there is no further obligation to the customer. Our service revenues are derived from parts and supplies, in-house and field repairs, service contracts and customer training. We sell service contracts on our products that cover the products for periods after the warranty expires. We recognize revenues from these service contracts ratably over the terms of the contracts. We rent our products, primarily in the Critical Care and Respiratory Technologies segments, to hospitals and other customers for periods ranging from two weeks to over a year. We recognize rental revenues ratably over the term of the rental contract.

        The Respiratory Technologies segment develops, manufactures, markets, services and rents products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders. The Critical Care segment develops, manufactures, markets, services and rents products to treat respiratory insufficiency caused by illness, injury or premature birth. The NeuroCare segment develops, manufactures, markets and services a comprehensive line of neurodiagnostic, vascular diagnostic and audiology testing systems. The Medical and Surgical Products segment develops, manufactures and markets disposable medical products and specialty metal components for orthopedic products, medical-imaging equipment and cardio-vascular implants.

Results of Operations

        The following table sets forth line items from our consolidated statements of income as percentages of total revenues for the periods indicated:

	Year Ended
	January 3, 2004	December 28, 2002	December 29, 2001
Revenues	100%	100%	100%

Costs and Operating Expenses:
Cost of revenues	54%	53%	53%
Selling, general and administrative expenses	29%	28%	29%
Research and development expenses	7%	8%	9%
Restructuring costs	—%	2%	2%
Purchased in-process research and development	—%	—%	—%

	90%	91%	93%

Operating Income	10%	9%	7%
Other Expenses, Net	—%	—%	—%
Provision for Income Taxes	(3)%	(3)%	(3)%

Income from Continuing Operations	7%	6%	4%

Year Ended January 3, 2004 Compared with Year Ended December 28, 2002

Revenues

        Revenues increased $52.5 million, or 15.3%, to $394.9 million. Of this increase, $16.9 million was contributed by Respiratory Technologies, $35.6 million by Critical Care and $1.9 million by Medical and Surgical Products. These increases were partially offset by a decrease of $1.9 million in NeuroCare. The revenue increase resulted primarily from $57.3 million in sales of new products, principally in the Critical Care segment. Our clinical services business contributed $4.6 million of increased revenue, while the weakening of the dollar against the euro contributed $13.4 million. Partially offsetting these increases was a reduction in sales in our base business primarily due to the replacement of mature products by new products.

Cost of Revenues and Gross Margin

        Cost of revenues increased $31.2 million, or 17.2%, over 2002 to $212.8 million. Gross margin percentage decreased 0.9 percentage points to 46.1% from 47.0% in 2002. This decrease was due to several factors, including reengineering costs related to AVEA. In addition, market conditions in 2003 lead to the write-off of inventory we acquired as a result of the spin-off from our former parent company. Also contributing to the decrease were increased sales of lower margin products and higher installation and warranty expense. Partially offsetting the decreases in gross margin percentage were increased sales of new higher margin products.

        The provision for excess and obsolete inventory was $4.2 million in 2003 compared with $4.4 million in 2002. Reserved inventory is scrapped, sold or utilized as repair parts. Sales of reserved product and the gross margin thereon were not significant in 2003 and 2002.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased $17.5 million, or 18.3%, over 2002 to $112.9 million. As a percentage of revenues, selling, general and administrative expenses were 28.6% in 2003 compared with 27.9% in 2002. The increase was due to negative currency impacts as a result of the weakening of the dollar against the euro, incremental investment in NeuroCare's sales force and marketing, higher incentive compensation and increased legal expenses, mainly due to the litigation with INO Therapeutics. Selling, general and administrative expenses also increased due to the inclusion of a full year of expenses for EME and SciMed, which were companies acquired in the fourth quarter of 2002.

Research and Development Expenses

        Research and development expense was $26.5 million in both 2003 and 2002. As a percentage of revenues, research and development expense was 6.7% in 2003 compared with 7.7% in 2002.

Restructuring Costs

        We incurred $1.8 million and $5.7 million of restructuring costs in 2003 and 2002, respectively. The 2003 restructuring costs were incurred in our NeuroCare, Critical Care and Respiratory Technologies segments.

        The restructuring plan in NeuroCare included the termination of 55 employees from general and administrative, service and manufacturing. The plan was carried out in the third and fourth quarters of 2003 and severance of $0.6 million was expensed and paid. The annual savings expected to be realized as a result of this plan are approximately $3.5 million beginning in 2004, much of which will be reinvested into more productive areas in NeuroCare, such as sales and research and development.

        The restructuring plan in our Critical Care segment will eliminate redundant functions in the United Kingdom through a reduction in staffing of 48 employees across all functions. As of January 3, 2004, $0.9 million of retention payments have been expensed and paid for approximately 45 employees. Severance for the remaining employees will be expensed and paid in the first quarter of 2004. We expect to realize annual savings beginning in 2004 of approximately $2.0 million in personnel costs due to the reduction in force.

        Restructuring plans in our Respiratory Technologies segment include the closure of a machine shop and the reduction in the number of customer service positions in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. Therefore, 24 positions will be eliminated over the next five years. As of January 3, 2004, 7 of these positions have been eliminated and $0.2 million of severance has been paid. Retention expense for the remaining 17 employees will be recorded ratably over their remaining employment and total approximately $1.6 million. As of January 3, 2004, approximately $0.1 million of this amount has been accrued. The annual savings are expected to total approximately $1.3 million, which will be realized ratably over the next five years as the positions are terminated.

        Restructuring expenses in 2002 included a non-cash charge of $1.1 million to write-down the value of a vacated facility in our NeuroCare segment. Other restructuring expenses in 2002 included $2.3 million for the consolidation of manufacturing facilities in New Hampshire and Colorado with our main NeuroCare manufacturing facility in Wisconsin. Associated with these consolidations were employee terminations, retention bonuses, employee relocations, recruiting costs and facility closing costs, as well as inventory and asset relocations. We also incurred restructuring costs of $0.3 million related to employee terminations in our Medical and Surgical Products segment. Additional restructuring costs included $0.4 million for the cost of exiting long-term leases in Europe and $1.1 million for the severance of former executives.

Provision for Income Taxes

        Our effective tax rate was 34.0% in 2003 compared to 37.9% in 2002. The effective tax rate in 2003 was less than the statutory federal income tax rate of 35.0% primarily because of the tax benefit attributable to U.S. export sales and U.S. research and development tax credits. These benefits were partially offset by the impact of state income taxes. The effective tax rate in 2002 exceeded the statutory federal income tax rate of 35.0% primarily because of the impact of state income taxes and the nondeductible purchased in-process research and development ("IPRD") associated with our acquisition of EME, partially offset by the tax benefit attributable to U.S. export sales. The impact of IPRD on our 2002 effective tax rate was 0.9 percentage points.

Discontinued Operations

        On October 3, 2003, we sold substantially all of the assets of Thermedics, which was reported in the Medical and Surgical Products segment. As part of the sale, we recorded a loss on disposal, including expenses, of approximately $2.6 million, after taxes in discontinued operations. Discontinued operations include an after-tax write-down of MDE of $1.0 million and $14.3 million in 2003 and 2002, respectively.

Segment Information

        The following table shows revenues contributed by each of our operating segments, expressed in absolute dollars (in thousands) and as percentages of total revenues for the periods presented:

	Year Ended
Operating Segment	January 3, 2004		December 28, 2002		December 29, 2001
Respiratory Technologies	$114,128	29%	$97,225	28%	$88,214	27%
Critical Care	132,897	34%	97,296	28%	91,155	28%
NeuroCare	91,964	23%	93,880	28%	90,076	28%
Medical and Surgical Products	55,958	14%	54,051	16%	53,058	17%

Total Revenues	$394,947	100%	$342,452	100%	$322,503	100%

Respiratory Technologies

        Revenues increased $16.9 million, or 17.4%, over 2002 to $114.1 million. The increase is attributable to a $9.8 million favorable impact from foreign currency and increased revenue of $4.6 million in our clinical services business. In addition, there were increased sales of nitric oxide and sleep therapy products. Operating income increased 13.2% over 2002 due to the increased revenues, partially offset by increased legal expenses related to our litigation with INO Therapeutics, an inventory write-off of a discontinued product line, increased incentive compensation and higher installation and warranty expense.

Critical Care

        Revenues increased $35.6 million, or 36.6%, over 2002 to $132.9 million. The increase resulted from the sale of new products, including AVEA, Vela and Infant Flow, which totaled $48.7 million. In addition, increased sales of our earlier model T-Bird ventilators to Asia in the second quarter due to the SARS outbreak contributed $2.5 million to the increase. Partially offsetting these increases were lower volume and pricing pressures on some of our mature product lines. Operating income more than doubled due to the increased volume.

NeuroCare

        Revenues decreased $1.9 million, or 2.0%, over 2002 to $92.0 million. This decrease was a result of lower sales of our EMG and EEG products, partially offset by increased sales of our audiology and peripheral vascular products. Operating income decreased 4.3% primarily due to the revenue decrease, incremental investment in the sales force and marketing, and SciMed expenses, a business which was acquired in 2002. Partially offsetting these increases was a reduction in restructuring and research and development expenses as well as savings from efficiencies obtained in our restructuring efforts.

Medical and Surgical Products

        Revenues increased $1.9 million, or 3.5%, over 2002 to $56.0 million. This increase is a result of higher sales in our medical disposable and orthopedic implant businesses. Partially offsetting these increases were decreased sales of our medical imaging and heart device components. Operating income decreased 13.0%. The decrease was primarily due to an inventory write-off for a discontinued product line and lower sales of higher margin products in our specialty metals business.

Year Ended December 28, 2002 Compared with Year Ended December 29, 2001

Revenues

        Revenues increased 6.2% in 2002 to $342.5 million. Of this increase $9.0 million was contributed by Respiratory Technologies, $6.1 million from Critical Care, $3.8 million from NeuroCare and $1.1 million from Medical and Surgical Products. Our revenue increases were driven by a number of factors including increased volume, sales of new products, the weakening of the dollar against the euro and a fourth quarter acquisition. Offsetting these increases were a higher percentage of products sold to lower price markets, primarily homecare and international, and decreased sales to Latin America caused by the economic climate in that region.

Cost of Revenues and Gross Margin

        Cost of revenues increased 7.0% over 2001 to $181.6 million. Gross margin percentage decreased 0.3 percentage points to 47.0% from 47.3% in 2001. Our decrease in gross margin percentage points was due to a combination of factors including a higher percentage of total sales to lower price channels, and the consolidation of some our manufacturing operations in 2002 which temporarily resulted in duplicate labor costs. We also recorded additional write-downs of inventory in 2002 based on our projections of a higher percentage of our future sales coming from new products, which in some cases will displace sales of older products. Increases in property and earthquake insurance, which are included in manufacturing overhead, also had an impact on gross margin. In addition, a larger percentage of our total labor costs were attributable to health insurance benefits in 2002 and we expect the increase in health insurance premiums to continue. Offsetting these decreases were synergies achieved in our manufacturing operations, partially due to the consolidations of our manufacturing operations in 2001, a weakening of the dollar against the euro and the impact of the licensing revenue related to Pulmonetics.

        The provision for excess and obsolete inventory was $4.4 million in 2002 compared with $2.6 million in 2001. Reserved inventory is scrapped, sold or utilized as repair parts. Sales of reserved product and the gross margin thereon were not significant in 2002.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased 2.4% over 2001 to $95.4 million. As a percentage of revenues, selling, general and administrative expenses were 27.9% in 2002 compared with 28.9% in 2001. Increases in selling, general and administrative expenses were due to the inclusion of EME expenses from their acquisition in October 2002 and the impact of the first full year of being an independent public company. This included the establishment of a separate and independent corporate function and all the associated costs such as a management team, a board of directors, annual report preparation, printing and mailing, as well as legal, audit and listing fees. In addition, increases in all insurance expenses, including our first full year of Directors and Officers liability insurance, contributed to the increase in selling, general and administrative expenses. We expect this increase in insurance expense to continue in the near-term. Offsetting these increases were the absence of goodwill amortization, reduced expenses from the termination of the corporate services arrangement with Thermo Electron and lower incentive compensation expense.

Research and Development Expenses

        Research and development expense decreased 9.1% to $26.5 million. As a percentage of revenues, research and development expense was 7.7% in 2002 compared with 9.0% in 2001. The decrease can be attributed to the movement of several large projects from the development stage into commercialization and a reimbursement from the European Union for a completed research and development project at Erich Jaeger. In addition, a large payment to a third party contract research organization in 2001 did not recur in 2002.

Restructuring Costs

        We incurred $5.7 million in restructuring costs in both 2002 and 2001. Restructuring expenses in 2002 included a non-cash charge of $1.1 million to write-down the value of a vacated facility in our NeuroCare segment. Other restructuring expenses in 2002 included $2.3 million for the consolidation of manufacturing facilities in New Hampshire and Colorado with our main NeuroCare manufacturing facility in Wisconsin. Associated with these consolidations were employee terminations, retention bonuses, employee relocations, recruiting costs, facility closing costs, as well as inventory and asset relocations. We also incurred restructuring costs of $0.2 million related to employee terminations in our Medical and Surgical Products segment. Additional restructuring costs included $0.4 million for the cost of exiting long-term leases in Europe and $1.1 million for the severance of former executives. In 2001, restructuring expenses were primarily employee severance costs connected with the consolidation of our European facilities and expense reduction programs in the U.S. Also included in these expenses was a retention program put in place by our former parent company and the termination of former executives.

Purchased In-Process Research and Development

        The Company recorded $0.9 million in expense for purchased in-process research and development ("IPRD") related to the acquisition of EME and engaged an internationally recognized independent appraiser in order to determine the fair value of in-process technology. The approach used to identify IPRD distinguishes IPRD from developed technology based upon whether "technological feasibility" has been achieved. The technological feasibility of a product is established when the enterprise has completed all planning, designing, testing, and sampling activities that are necessary to establish that the product can be produced to meet its design specifications including functions, applications, and technical performance requirements. The value assigned to these projects was determined using a discounted cash flow approach.

        As of the acquisition date, significant development efforts were underway related to developing two new technologies. Both projects were finalized by the end of 2003. The additional cost to complete these projects totaled approximately $0.6 million.

Provision for Income Taxes

        Our effective tax rate was 37.9% in 2002 compared to 42.4% in 2001. The reduction in tax rate is attributable to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on December 30, 2001. The adoption eliminates goodwill amortization in calculating pre-tax income. Because most of our goodwill amortization is nondeductible, the impact of implementing SFAS No. 142 is a reduction in our effective tax rate. The effective tax rate in 2002 exceeded the statutory federal income tax rate of 35.0% primarily because of the impact of state income taxes and the nondeductible purchased IPRD associated with our acquisition of EME, partially offset by the tax benefit attributable to export sales. The impact of IPRD on our 2002 effective tax rate was 0.9 percentage points. The effective tax rate in 2001 exceeded the statutory federal income tax rate primarily because of the impact of state income taxes and nondeductible amortization of goodwill, partially offset by the tax benefit attributable to export sales.

Discontinued Operations

        In the third quarter of 2002, we decided to exit the patient monitoring business and divest our MDE business unit. We recorded a $22.5 million ($14.3 million after-tax) charge to write-down the value of MDE. MDE, which was previously reported in the Medical and Surgical Products segment, is now recorded as a discontinued operation in all years presented.

Segment Information

Respiratory Technologies

        Revenues increased 10.2% to $97.2 million. This increase was a result of increased volume across all product lines as well as a weakening of the dollar against the euro. Also increasing revenues were sales of new products such as the VMAX Spectra, which was launched in late 2001, and the ORION CPAP and HiOx 80, both launched in 2002. In addition, VIASYS Clinical Services ("VCS"), our clinical service business, had significant revenue gains. Operating income increased to $12.4 million primarily due to increased gross profits on higher sales. Also contributing to the increase, were lower research and development expenses due to the movement of several large 2001 research projects, such as the VMAX Spectra, into commercialization in 2002, and lower restructuring costs in 2002. Offsetting these increases in operating income were increased selling, general and administrative expenses due to additional commissions on increased sales, higher insurance expense, and an increase in the provision for bad debts offset by the absence of goodwill amortization and lower incentive compensation expense.

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

NeuroCare

        Revenues increased 4.2% to $93.9 million due to the introduction of several new products during 2002 including Audera and AUDIOscreener. Offsetting this increase was a decrease in sales to Latin America, traditionally a strong market for the segment and a decrease in the sales of older product lines being replaced by Audera and AUDIOscreener. Operating income more than doubled in 2002 to $4.0 million primarily due to lower selling, general and administrative expenses resulting from our restructuring efforts and the absence of goodwill amortization in 2002. In addition, our research and development expense decreased due to lower overhead expense attributable to the consolidation of research facilities in Wisconsin. In addition, we licensed technologies from third parties for two of our new products, as opposed to internally developing the technology.

Medical and Surgical Products

        Revenue from continuing operations decreased 1.9% to $54.1 million. The decrease was due to a number of factors including lower sales of clean suits to a large semiconductor manufacturer. The decrease was partially offset by increases in sales of enteral feeding tubes, other disposable medical products and orthopedic implants. Operating income increased 22.3% to $10.7 million as a result of restructuring efforts, as well as the absence of goodwill amortization in 2001. Offsetting these factors were higher selling, general and administrative expenses due to increased insurance.

Liquidity and Capital Resources

        Cash generated from operating activities was $46.2 million for 2003. Our primary source of cash was net income of $21.6 million and non-cash charges totaling $16.2 million. Also contributing to the increased cash was a reduction in inventory of $11.8 million as a result of a reduction in our build-to-ship time, therefore requiring less inventory to be held. Cash flow was also positively impacted by increases in accounts payable and accrued expenses, which was offset by an increase in accounts receivable resulting from high December sales.

        Cash provided by investing activities was $9.2 million for 2003. The cash provided was primarily attributable to the disposition of MDE and Thermedics. Cash expended for 2002 acquisitions in 2003 was $3.5 million. The payments made in 2003 included the installment payment for SciMed of $1.8 million and $1.7 million for the working capital settlement and additional expenses for EME. Expenditures for the purchase of property, plant and equipment totaled $6.0 million. In addition, we purchased $3.9 million of licenses and custom software used in our products.

        Net cash provided by financing activities consists primarily of $72.4 million in proceeds from the issuance of common stock under the follow-on offering completed in June 2003 and our stock option plans, partially offset by repayments of $47.3 million under our revolving credit facility.

        Our consolidated working capital was $210.9 million at January 3, 2004, compared to $105.3 million at December 28, 2002. Our cash and cash equivalents totaled $97.9 million at January 3, 2004 and $15.0 million at December 28, 2002.

        We currently have a three year, $60.0 million revolving credit facility (the "Facility") with a syndicate of seven banks, which expires in May 2005. Under the Facility, there are options under which we can borrow funds that determine the interest rate charged. These options include borrowings at LIBOR plus a spread or at the prime rate plus a spread. Under the LIBOR option, the interest rate depends on the term selected which can be no more than one year, and is fixed for that term. Under the prime rate option, the interest rate fluctuates based on the prime rate during the period which any amount is outstanding under that option. In July 2003, we repaid the full amount outstanding under the Facility and no amount was outstanding at January 3, 2004.

        Our ability to access the credit facility is dependent on complying with the debt covenants that are part of that agreement. The covenants include a maximum ratio of debt to earnings before interest taxes and depreciation and amortization (EBITDA) of 2.5, a minimum ratio of EBITDA to interest expense of 4.0, maximum annual capital expenditures of $20.0 million and a minimum level of stockholders' equity. We believe that the credit facility and cash flow from operations will generate capital resources sufficient to meet the capital requirements of our business for at least the next twelve months. While we are currently in compliance with the debt covenants under the credit facility and expect to be able to meet the requirements in the future, failure to satisfy any of the conditions would require us to renegotiate the facility on terms that may not be as favorable and could require us to repay any outstanding principal balance.

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

        Beyond the next twelve months, our capital requirements will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending, the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions. Our expected capital expenditures in 2004 are $10 million. Although we are not a party to any binding agreement or letter of intent with respect to a potential material acquisition transaction, we may enter into acquisitions or strategic arrangements in the future that may require us to seek additional debt or equity financing.

        Contractual Obligations—The table below sets forth amounts due under the credit facility which expires in May 2005, as well as purchase obligations and future minimum annual rentals attributable to noncancellable operating leases:

	Payment Due Dates
	2004	2005-2007	Thereafter	Total
	(Millions of Dollars)
Short-Term Credit Facility	$—	$—	$—	$—
Purchase Obligations	6.0	—	—	6.0
Operating Leases	4.9	5.1	2.7	12.7

Total Contractual Obligations	$10.9	$5.1	$2.7	$18.7

Relationship with Former Parent Company

        In connection with the spin-off distribution, we entered into a transition services agreement under which Thermo Electron's corporate staff provided us with certain administrative services. In return, we paid Thermo Electron a fee equal to 0.6% of our consolidated revenues for the period from November 16, 2001 through December 29, 2001, 0.4% for the first quarter of 2002 and 0.1% for the second quarter of 2002, plus out-of-pocket and third party expenses.

        We were party to a corporate services arrangement with Thermo Electron through November 15, 2001 under which Thermo Electron's corporate staff provided certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services, for which we have paid Thermo Electron annually an amount equal to 0.8% of our consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% through the Spin-off Date. For these services we were charged $2.1 million in 2001. These amounts were recorded as selling, general and administrative expenses.

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

        We generally view our investment in international subsidiaries with a functional currency other than our reporting currency as long-term. Our investment in international subsidiaries is sensitive to fluctuations in currency exchange rates. The functional currencies of our international subsidiaries are denominated principally in the Euro, Sterling and Yen. The effect of a change in currency exchange rates on our net investment in international subsidiaries is reflected in the "Accumulated other comprehensive income "component of stockholder equity. A 10% reduction in year-end 2003 functional currency exchange rates, relative to the U.S. dollar, would result in a $12.9 million reduction of stockholder equity.

        Our cash, cash equivalents and variable-rate short-term obligations are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income and expense due to the difference between the current interest rates on cash, cash equivalents and the variable-rate short-term obligations and the rate that these financial instruments may adjust to in the future. Our market risk exposure for interest rates is immaterial.

Item 8. Financial Statements and Supplementary Data

        Our Consolidated Financial Statements as of January 3, 2004, and Supplementary Data required by this item are attached to this report on Form 10-K beginning on page F-1 and incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        On May 9, 2002, the Board of Directors of VIASYS Healthcare Inc. (the "Company") and its Audit Committee decided to no longer engage Arthur Andersen LLP ("Andersen") as the Company's independent auditors and to engage Ernst & Young LLP to serve as the Company's independent public accountants for 2002.

        Andersen's reports on the Company's consolidated financial statements for the 2001 and 2000 fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's 2001 and 2000 fiscal years and through May 9, 2002 (the date of the Company's change in independent public accountants), there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such periods; and there were no reportable events of the type listed in Item 304(a)(1)(v) of Regulation S-K.

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

        Since the Spin-off Date and prior to engaging Ernst & Young LLP, the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

        (a) An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report was carried out by the Company under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        (b) No change in our internal control over financial reporting occurred during the fourth fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        The table below provides information as of January 3, 2004, with respect to compensation plans under which equity compensation is authorized, as well as individual compensatory arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,785,000	$15.44	1,247,000
Equity compensation plans not approved by security holders	—	—	—

Total	4,785,000	$15.44	1,247,000

Item 13. Certain Relationships and Related Transactions

        Information required under this item is set forth under the caption "Relationship with Affiliates" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

        Information required under this item is set forth under the caption "Principal Accounting Fees and Services" in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
1. Consolidated Financial Statements

        The following consolidated financial statements and reports of independent auditors are included herein:

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
10.7*	Deferred Compensation Plan for Directors of the Company.
10.8*†	Amended and restated Employment Agreement dated as of November 19, 2002 by and among the Company and Randy H. Thurman.
10.9*†	Letter Agreement dated as of September 24, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.10†	Amended and restated Executive Retention Agreement dated as of November 19, 2002 by and between the Company and Randy H. Thurman.

10.11*	Term Note dated as of April 19, 2001 issued by Randy H. Thurman to the Company.
10.12*†	Employment Agreement dated as of June 8, 2001 by and between the Company and Martin P. Galvan.
10.13*†	Executive Retention Agreement dated as of June 11, 2001 by and between the Company and Martin P. Galvan.
10.15*	Lease for Millennium III of the Millennium Corporate Center dated October 3, 2001 by and between the Company and Washington Street Associates II, L.P.
10.17†	Employment Agreement dated as of August 27, 2001 by and between the Company and Stephen P. Connelly.
10.18*	Credit Agreement by and among the Company, the Banks party thereto and certain other parties, dated May 31, 2002.
10.19†	Employment agreement dated as of November 1, 2003 by and between the Company and Lori Cross.
10.20†	Employment agreement dated as of October 1, 2003 by and between the Company and Giulio Perillo.
10.21†	Employment agreement dated as of July 1, 2003 by and between the Company and Edward Pulwer.
10.22†	Employment agreement dated as of July 1, 2003 by and between the Company and Frank McCaney.
10.23†	Employment agreement dated as of July 1, 2003 by and between the Company and Thomas Kuhn.
10.24**†	Employment agreement dated as of July 1, 2003 by and between the Company and Mahboob Raja.
10.25**†	Employment agreement dated as of June 9, 2003 by and between the Company and William Murray.
14.0**	Code of Conduct
21.1**	Subsidiaries of the Company.
23.1**	Independent Auditor's Report on Schedule.
23.2**	Consent of Independent Auditors.
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the same-numbered exhibit to the Company's Registration Statement on Form 10, No. 001-16121.

**
Filed herewith.

†
Compensation related contract.

SCHEDULE II

Valuation and Qualifying Accounts
(In thousands)

Description	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Other(a)	Balance at End of Year
Allowance for Doubtful Accounts
Year Ended January 3, 2004	$6,113	$464	$148	$(1,420)	$650	$5,955
Year Ended December 28, 2002	$7,050	$2,066	$500	$(3,879)	$376	$6,113
Year Ended December 29, 2001	$6,524	$1,747	$202	$(1,338)	$(85)	$7,050

(a)
Primarily the effect of currency translation.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2004	VIASYS HEALTHCARE INC.
	By:	/s/ RANDY H. THURMAN Randy H. Thurman Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 15, 2004.

	Signature	Title

By:	/s/ RANDY H. THURMAN Randy H. Thurman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ MARTIN P. GALVAN Martin P. Galvan	Chief Financial Officer (Principal Financial Officer)
By:	/s/ RONALD A. AHRENS Ronald A. Ahrens	Director
By:	/s/ SANDER A. FLAUM Sander A. Flaum	Director
By:	/s/ DAVID W. GOLDE David W. Golde	Director
By:	/s/ MARY J. GUILFOILE Mary J. Guilfoile	Director
By:	/s/ ROBERT W. O'LEARY Robert W. O'Leary	Director

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of VIASYS Healthcare Inc.

        We have audited the accompanying consolidated balance sheets of VIASYS Healthcare Inc. as of January 3, 2004 and December 28, 2002, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASYS Healthcare Inc. at January 3, 2004 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill in accordance with SFAS No. 142.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 13, 2004

VIASYS HEALTHCARE INC.

CONSOLIDATED BALANCE SHEETS

	2003	2002
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$97,902	$15,036
Accounts receivable, less allowances of $5,955 and $6,113	95,544	81,192
Inventories	66,733	75,735
Assets of discontinued operations	—	35,561
Deferred tax asset	13,163	12,975
Prepaid expenses	5,489	2,563

Total Current Assets	278,831	223,062

Property, Plant and Equipment, Net	23,791	27,961
Goodwill, Net	182,436	170,495
Intangible Assets, Net	15,569	13,360
Deferred Tax Asset	1,830	2,984
Other Assets	4,325	3,638

TOTAL ASSETS	$506,782	$441,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term obligations	$1,096	$48,113
Accounts payable	20,586	16,787
Accrued payroll and employee benefits	12,474	9,755
Deferred revenue	10,647	8,910
Accrued installation and warranty costs	4,911	4,406
Accrued commissions	3,835	4,028
Deferred tax liability	627	161
Income taxes payable	1,349	7,346
Liabilities of discontinued operations	—	6,272
Other accrued expenses	12,431	12,007

Total Current Liabilities	67,956	117,785

Deferred Tax Liability	4,777	3,535
Other Long-Term Liabilities	2,392	2,555

Total Liabilities	$75,125	$123,875

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 30,415,615 and 26,250,698 shares issued	303	263
Additional paid-in capital	340,040	266,474
Treasury stock, 5,597 shares	(111)	(111)
Retained earnings	66,169	44,583
Accumulated other comprehensive income	25,256	6,416

Total Stockholders' Equity	431,657	317,625

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$506,782	$441,500

See accompanying notes to consolidated financial statements.

VIASYS HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF INCOME

	2003	2002	2001
	(In thousands, except per share amounts)
Revenues	$394,947	$342,452	$322,503

Costs and Operating Expenses:
Cost of revenues	212,787	181,625	169,799
Selling, general and administrative expenses	112,856	95,384	93,116
Research and development expenses	26,455	26,459	29,116
Restructuring costs	1,797	5,731	5,748
Purchased in-process research and development	—	900	—

	353,895	310,099	297,779

Operating Income	41,052	32,353	24,724
Interest Expense, Net	(656)	(1,586)	(1,698)
Other Expense, Net	(1,252)	(434)	(44)

Income from Continuing Operations Before Provision for Income Taxes	39,144	30,333	22,982
Provision for Income Taxes	(13,306)	(11,485)	(9,751)

Income from Continuing Operations	25,838	18,848	13,231
Discontinued Operations (net of income taxes of ($665), ($7,821) and $2,006)	(4,252)	(13,524)	3,031

Net Income	$21,586	$5,324	$16,262

Earnings per Share:
Basic:
Continuing Operations	.91	.72	.51
Discontinued Operations	(.15)	(.52)	.12

	$.76	$.20	$.63

Diluted:
Continuing Operations	.89	.71	.51
Discontinued Operations	(.14)	(.51)	.11

	$.75	$.20	$.62

Weighted Average Shares Outstanding:
Basic	28,284	26,080	26,002

Diluted	28,905	26,603	26,076

See accompanying notes to consolidated financial statements.

VIASYS HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	(In thousands)
Operating Activities:
Net income	$21,586	$5,324	$16,262
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	4,252	13,524	(3,031)
Depreciation and amortization	12,774	9,870	13,374
Provision for write-down of asset	—	1,102	—
Provision for losses on accounts receivable	464	2,066	1,733
Purchased in-process research and development	—	900	—
Deferred income taxes	3,070	(25)	(885)
Other noncash items	(166)	184	(316)
Changes in current accounts, excluding the effects of acquisitions:
Accounts receivable	(11,056)	(5,320)	(13,169)
Inventories	11,830	(6,819)	(5,224)
Prepaid expenses and other	(2,225)	743	143
Accounts payable	3,380	(4,912)	3,021
Other current liabilities	7,501	(3,404)	5,721
Other	(762)	(321)	(328)

Net cash provided by continuing operating activities	50,648	12,912	17,301
Net cash (used in) provided by discontinued operating activities	(4,403)	3,438	3,168

Net cash provided by operating activities	46,245	16,350	20,469

Investing Activities:
Acquisitions, net of cash acquired	(3,504)	(18,194)	—
Purchases of property, plant and equipment	(5,965)	(11,396)	(9,706)
Proceeds from sale of property, plant and equipment	2,020	2,783	1,432
Advances from affiliate	—	—	1,517
Increase in other assets	(3,851)	(3,115)	(1,852)
Investing activities of discontinued operations	20,468	(4,365)	(773)

Net cash provided by (used in) investing activities	9,168	(34,287)	(9,382)

Financing Activities:
Net proceeds from issuance of Company common stock	72,403	907	283
Purchase of treasury stock	—	(111)	—
Capital contribution from former parent company	—	—	581
Net transfer from former parent company	—	—	4,526
Increase (decrease) in short-term borrowings	(47,319)	13,798	(7,722)
Financing activities of discontinued operations	—	—	(6,108)
Other	(8)	(336)	127

Net cash provided by (used in) financing activities	25,076	14,258	(8,313)

Exchange Rate Effect on Cash and Cash Equivalents	2,377	3,747	(417)

Increase in Cash and Cash Equivalents	82,866	68	2,357

Cash and Cash Equivalents at Beginning of Year	15,036	14,968	12,611

Cash and Cash Equivalents at End of Year	$97,902	$15,036	$14,968

Cash Paid For:
Interest	$1,023	$1,698	$2,365
Income taxes	$8,421	$9,412	$8,898

See accompanying notes to consolidated financial statements.

VIASYS HEALTHCARE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Deferred Compensation	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(Dollars in Thousands)
Balance at December 30, 2000	$260	$—	$262,095	$—	$24,579	$(1,444)	$285,490

Net income					16,262		16,262
Foreign currency translation adjustment						(1,420)	(1,420)

Comprehensive income—total							14,842

Conversion of former parent stock to Company restricted stock		(212)					(212)
Amortization of deferred compensation		54					54
Net transfer to former parent company					(1,582)		(1,582)
Capital contribution from former parent company			581				581
Tax benefit from stock option plan			31				31
Stock issued under employee stock purchase plan and stock option plan			464				464

Balance at December 29, 2001	$260	$(158)	$263,171	$—	$39,259	$(2,864)	$299,668

Net income					5,324		5,324
Foreign currency translation adjustment						9,280	9,280

Comprehensive income—total							14,604

Amortization of deferred compensation		158					158
Tax benefit from stock option plan			147				147
Stock issued under employee stock purchase plan and stock option plan	1		907				908
Purchase of treasury stock				(111)			(111)
Stock issued for purchase of EME	2		2,249				2,251

Balance at December 28, 2002	$263	$—	$266,474	$(111)	$44,583	$6,416	$317,625

Net income					21,586		21,586
Foreign currency translation adjustment						18,840	18,840

Comprehensive income—total							40,426

Stock issued in equity offering	35		62,654				62,689
Tax benefit from stock option plan			1,203				1,203
Stock issued under employee stock purchase plan and stock option plan	5		9,709				9,714

Balance at January 3, 2004	$303	$—	$340,040	$(111)	$66,169	$25,256	$431,657

See accompanying notes to consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

        VIASYS Healthcare Inc. (the "Company") develops, manufactures, markets and services medical devices and products, including respiratory care equipment, neurodiagnostic systems, disposable products and other specialty products and materials. In September 2003, the Company decided to sell certain assets of its Thermedics Polymer business ("Thermedics"). The consolidated financial statements have been restated to present Thermedics, which was divested in October 2003, as well as Medical Data Electronics ("MDE"), which was divested in April 2003, as discontinued operations.

Relationship with Thermo Electron Corporation

        The Company operated as a division of Thermo Electron Corporation ("Thermo Electron" or "former parent company") until its incorporation as a Delaware corporation in August 1995 under the name Thermo Biomedical Inc., as a wholly-owned subsidiary of Thermo Electron. Subsequently, Thermo Electron contributed all of the assets or stock of its Nicolet Biomedical Inc., Bird Medical Technologies, Inc., SensorMedics Corporation, MDE and Bear Medical Systems Inc. subsidiaries to the Company. In September 2000, Thermo Electron contributed its MWW, Corpak LLC and Tecomet Inc. subsidiaries and substantially all of the assets and liabilities of its Thermedics division to the Company. The transfers of these businesses from Thermo Electron were recorded at historical cost.

        In early 2000, Thermo Electron announced that, as a part of a major reorganization, it planned to spin off its equity interest in the Company as a dividend to Thermo Electron stockholders. In January 2001, Thermo Biomedical Inc. changed its name to VIASYS Healthcare Inc. Subsequently, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the planned spin off. On October 10, 2001, the Thermo Electron board of directors declared a dividend of all of its equity interest in the Company. The dividend was distributed on November 15, 2001 (the "Spin-off Date") to Thermo Electron Stockholders of record on November 7, 2001. The distribution was on the basis of 0.1461 share of Company common stock for each share of Thermo Electron common stock outstanding.

        The accompanying financial statements include the assets, liabilities, income and expenses of the businesses described above from the dates they were first included in Thermo Electron's consolidated financial statements. The accompanying financial statements do not include Thermo Electron's general corporate debt, which was used to finance operations of all of its respective business segments, or an allocation of Thermo Electron's interest expense for the period in which the Company was a subsidiary of Thermo Electron. The Company has had positive cash flows from operations for all periods presented.

Principles of Consolidation

        The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Fiscal Year

        The Company has adopted a fiscal year ending on the Saturday nearest December 31. References to 2003, 2002 and 2001 are as of and for the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, respectively.

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

Revenue Recognition

        The Company derives revenues primarily from the sale of products and to a lesser extent the provision of services and rental of equipment. Revenues for products that require installation for which the installation either is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon transfer of title with estimated installation costs accrued.

        Service revenues are derived from parts and supplies, in-house and field repairs, service contracts and customer education. The Company sells service contracts on products when the warranty period expires. The Company recognizes revenues from these service contracts ratably over the terms of the contracts, while the cost is recognized when incurred.

        The Company rents products, primarily in the Respiratory Technologies segment, to hospitals and other customers for periods ranging from two weeks to over a year. The Company recognizes rental revenues ratably over the terms of the rental contract.

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

Stock-Based Compensation Plans

        The Company applies Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock-based compensation plans (Note 8). Accordingly, no accounting recognition is given to stock options granted at fair market value.

        Had compensation cost for awards granted under stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method set forth under SFAS No. 123, the effect on the Company's net income and earnings per share would have been:

	2003	2002	2001
	(In thousands, except per share amounts)
Net Income:
As reported	$21,586	$5,324	$16,262
Pro forma compensation costs, net of tax	(4,525)	(4,249)	(1,489)

Pro forma	$17,061	$1,075	$14,773

Basic Earnings per Share:
As reported	$.76	$.20	$.63
Pro forma	$.60	$.04	$.57
Diluted Earnings per Share:
As reported	$.75	$.20	$.62
Pro forma	$.59	$.04	$.56

        Compensation expense for options granted is reflected over the vesting period; therefore, future pro forma compensation expense may be greater as additional options are granted.

        The weighted average fair value per share of Company options granted was $5.63 and $6.57 in 2003 and 2002, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002
Volatility	34.0%	34.0%
Risk-free Interest Rate	3.0%	3.7%
Expected Life of Options	5.0 years	5.0 years
Dividends	—	—

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

        Through the Spin-off Date, the Company and Thermo Electron had a tax allocation agreement under which the Company was included in Thermo Electron's consolidated federal and certain state income tax returns. The agreement provided that in years in which the Company had taxable income, it would pay to Thermo Electron amounts comparable to the taxes the Company would have paid if it had filed separate tax returns. Subsequent to the Spin-off Date, the Company files its own tax returns.

Cash and Cash Equivalents

        The Company's cash and cash equivalents include investments in interest-bearing accounts which have an original maturity of three months or less. Cash equivalents are carried at cost, which approximates market value. Through the Spin-off Date, the Company's cash receipts and disbursements were combined with other Thermo Electron corporate cash transactions. Cash transfers between the Company and Thermo Electron appear in the accompanying statements of cash flows and changes in Stockholder's equity as "Net transfer from former parent company." The average balance outstanding with our former parent company was $30,301,000 during 2001 through the Spin-off Date.

Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, short-term obligations and accounts payable. Their respective carrying amounts approximate fair value due to their short-term nature.

Inventories

        Inventories are stated at the lower of cost (on a first-in, first-out or weighted-average basis) or net realizable value and include materials, labor and manufacturing overhead. The components of inventories are as follows:

	2003	2002
	(In thousands)
Raw Materials	$39,036	$44,736
Work in Process	6,868	8,777
Finished Goods	20,829	22,222

	$66,733	$75,735

        The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records a charge to cost of revenues for the amount required to reduce the carrying value of the inventories to estimated net realizable value.

Property, Plant and Equipment

        The costs of additions and improvements are capitalized, while maintenance and repair costs are charged to expense as incurred. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: buildings, 20 to 30 years; machinery and equipment, 2 to 12 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset. Depreciation expense was $7,111,000, $7,628,000 and $6,925,000 for 2003, 2002 and 2001, respectively.

        Property, plant and equipment consist of the following:

	2003	2002
	(In thousands)
Land	$990	$1,617
Buildings	6,892	7,623
Machinery and Equipment	71,150	70,036
Leasehold Improvements	8,264	6,230
Construction in Progress	1,485	770

Property, plant and equipment, at cost	88,781	86,276
Less: Accumulated Depreciation	64,990	58,315

Property, Plant and Equipment, Net	$23,791	$27,961

Intangible Assets

        Intangible assets include the cost of acquired patents, software and technology. These assets are being amortized using the straight-line method over their estimated useful lives, which range from 3 to 17 years. See Note 10 to the Consolidated Financial Statements.

Goodwill

        Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on December 30, 2001. Goodwill and certain other intangible assets having indefinite lives, which were previously amortized on a straight-line basis over 40 years, are no longer permitted to be amortized to earnings, but instead are subject to periodic testing for impairment. The Company tests goodwill for impairment using the two-step process prescribed by SFAS No. 142. The first step tests for potential impairment, while the second step measures the amount of impairment, if any. The Company uses a discounted cash flow analysis to complete the first step in this process. The Company conducted the required annual impairment review as of December 1, 2003 and also determined that there was no goodwill impairment as of that date. Amortization of goodwill was $4,377,000 in 2001.

        The following table reflects consolidated results adjusted as though the adoption of SFAS 142 occurred as of the beginning of the year ended December 29, 2001:

	2003	2002	2001
	(In thousands except per share amounts)
Income from Continuing Operations, after tax:
As reported	$25,838	$18,848	$13,231
Goodwill amortization (net of tax of $0, $0 and $263)	—	—	4,114

As adjusted	$25,838	$18,848	$17,345

Basic Earnings Per Share from Continuing Operations:
As reported	$.91	$.72	$.51
Goodwill amortization (net of tax of $0, $0 and $.01)	—	—	.16

As adjusted	$.91	$.72	$.67

Diluted Earnings Per Share from Continuing Operations:
As reported	$.89	$.71	$.51
Goodwill amortization (net of tax of $0, $0 and $.01)	—	—	.16

As adjusted	$.89	$.71	$.67

        The following table presents the activity in Goodwill:

	Respiratory Technologies	Critical Care	NeuroCare	Medical and Surgical Products	Total
December 29, 2001	$26,572	$65,128	$52,509	$5,149	$149,358
Acquisition Related	—	15,273	1,918	—	17,191
Foreign Currency Translation	3,517	429	—	—	3,946

December 28, 2002	$30,089	$80,830	$54,427	$5,149	$170,495

Acquisition Related	—	1,968	—	—	1,968
Foreign Currency Translation	7,820	1,947	206	—	9,973

January 3, 2003	$37,909	$84,745	$54,633	$5,149	$182,436

Warranty and Installation Reserve

        The Company offers warranties on some products for various periods of time. At the time of the sale, a reserve is established for the estimated cost of warranties based on the Company's best estimate of the amounts necessary to settle future and existing claims using historical data on products sold as of the balance sheet date. The cost of warranties is affected by the length of the warranty, the product's failure rates and the customer's usage. A reserve for installation is recorded at the time title transfers when installation is not essential to functionality and is deemed inconsequential or perfunctory. The Company records warranty and installation expense in cost of revenues.

Foreign Currency

        All assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates and revenues and expenses are translated at weighted average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of "Accumulated other comprehensive income (loss)." Transaction gains (losses), recorded in Other Expense, Net, totaled $(1,410,000), ($438,000) and $188,000 in 2003, 2002 and 2001, respectively.

Comprehensive Income

        Comprehensive income combines net income and foreign currency translation adjustments, reported as a component of Stockholders' Equity in the accompanying balance sheet.

Recent Accounting Pronouncements

        Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and is effective for the Company for exit or disposal activities initiated after December 31, 2002. Adoption of this statement caused certain expenses related to our restructuring plans initiated in 2003 to be deferred into future periods. The adoption of this statement had no impact on the Company's liquidity.

        Effective January 1, 2003, the Company adopted the Financial Accounting Standards Board's ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation was not material to the Company's consolidated financial position, consolidated results of operations, or liquidity.

        Effective July 1, 2003, the Company adopted the FASB's consensus on EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of this issue is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. Adoption of this issue was not material to the Company's consolidated financial position, consolidated results of operations, or liquidity.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 had no impact on the Company's consolidated financial position, consolidated results of operations, or liquidity. The company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

2. Earnings per Share

        The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share (EPS) to those used to compute diluted EPS for 2003, 2002 and 2001:

	2003	2002	2001
Weighted Average Number of Common Shares Outstanding—Basic	28,284	26,080	26,002
Dilutive Effect of Stock Options Outstanding	621	523	74

Weighted Average Number of Dilutive Shares	28,905	26,603	26,076

3. Business Segment Information, Geographic Information and Concentrations of Risk

Business Segment Information

        The Company's businesses operate in four segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. The Respiratory Technologies segment develops, manufactures, markets and services products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders. The Critical Care segment develops, manufactures, markets and services products to treat respiratory insufficiency caused by illness, injury or premature birth. The NeuroCare segment principally develops, manufactures, markets and services a comprehensive line of neurodiagnostic, vascular and audiology systems. The Medical and Surgical Products segment develops, manufactures and markets disposable medical products and specialty metal components for orthopedics, medical imaging equipment and cardio-vascular implants. In classifying operations into a particular segment, the Company aggregates businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

	2003	2002	2001
	(In thousands)
Revenues:
Respiratory Technologies	$114,128	$97,225	$88,214
Critical Care	132,897	97,296	91,155
NeuroCare	91,964	93,880	90,076
Medical and Surgical Products	55,958	54,051	53,058

	$394,947	$342,452	$322,503

Income from Continuing Operations Before Provision for Income Taxes:
Operating Income:
Respiratory Technologies	$14,073	$12,435	$5,983
Critical Care	26,636	12,346	14,555
NeuroCare	3,798	3,967	987
Medical and Surgical Products	9,316	10,707	8,753
Corporate(a)	(12,771)	(7,102)	(5,554)

Operating Income from Continuing Operations	41,052	32,353	24,724
Interest and Other Expense, Net	(1,908)	(2,020)	(1,742)

Income from Continuing Operations before tax	$39,144	$30,333	$22,982

Total Assets:
Respiratory Technologies	$126,594	$105,820	$100,694
Critical Care	159,188	148,284	113,623
NeuroCare	103,647	108,933	103,918
Medical and Surgical Products	33,417	29,340	21,631
Corporate(b)	83,936	13,562	16,040
Assets of Discontinued Operation	—	35,561	49,247

	$506,782	$441,500	$405,153

Depreciation and Amortization:
Respiratory Technologies	$3,925	$4,434	$4,920
Critical Care	3,095	1,732	2,870
NeuroCare	3,041	1,604	3,369
Medical and Surgical Products	2,201	1,899	2,181
Corporate	512	201	34

	$12,774	$9,870	$13,374

Capital Expenditures:
Respiratory Technologies	$885	$5,785	$3,296
Critical Care	1,530	470	2,075
NeuroCare	536	1,259	1,057
Medical and Surgical Products	2,496	3,054	2,734
Corporate	518	828	544

	$5,965	$11,396	$9,706

(a)
Primarily general and administrative expenses.
(b)
Primarily cash and cash equivalents and deferred tax assets.

Geographic Information

        Export revenues accounted for 22%, 23% and 25% of the Company's total revenues in 2003, 2002 and 2001, respectively. Revenues from countries outside the United States, based on selling location, accounted for 21%, 18% and 17% of the Company's total revenues in 2003, 2002 and 2001, respectively. Long-lived assets in countries outside the United States accounted for 39%, 25% and 14% of the Company's long-lived assets at year-end 2003, 2002 and 2001, respectively, and principally consisted of goodwill and property, plant and equipment. Long-lived assets held in Germany account for 28%, 15% and 14% of our total long-lived assets in 2003, 2002 and 2001, respectively. Long-lived assets held in the United Kingdom account for 11% of our total long-lived assets in 2003. There was no country outside of the United States in which revenues exceeded 10% of the Company's total revenues in 2003, 2002 or 2001.

Concentrations of Risk

        The Company primarily sells its products to customers in the healthcare industry. The Company does not normally require collateral or other security to support its accounts receivable. Management does not believe that this concentration of credit risk has, or will have, a significant negative impact on the Company.

4.    Income Taxes

        The components of income from continuing operations before provision for income taxes are as follows:

	2003	2002	2001
	(In thousands)
Domestic	$29,106	$24,122	$20,004
Foreign	10,038	6,211	2,978

	$39,144	$30,333	$22,982

        The components of the provision for income taxes are as follows:

	2003	2002	2001
	(In thousands)
Current:
Federal	$5,399	$8,143	$7,661
State	1,352	1,296	1,123
Foreign	3,485	2,071	1,852

Total current	10,236	11,510	10,636

Deferred:
Federal	2,492	(716)	(659)
State	227	133	(182)
Foreign	351	558	(44)

Total deferred	3,070	(25)	(885)

Total provision for income taxes	$13,306	$11,485	$9,751

        The provision for income taxes differs from the provision calculated by applying the statutory federal income tax rate of 35% to income before provision for income taxes due to the following:

	2003	2002	2001
	(In thousands)
Federal Statutory Rate	$13,700	$10,617	$8,044
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	1,026	929	612
Amortization of goodwill	—	—	1,122
Export sales benefit	(1,750)	(634)	(953)
Foreign tax rate differential and operating loss benefits (net)	324	455	775
Nondeductible expenses	315	243	282
Other	(309)	(125)	(131)

	$13,306	$11,485	$9,751

        Deferred tax assets and liabilities consist of the following:

	2003	2002
	(In thousands)
Deferred Tax Assets (Liabilities):
Reserves and accruals	$4,032	$3,956
Inventory basis difference	5,736	5,715
Net operating loss and credit carryforwards	3,615	3,292
Accrued compensation	1,217	1,319
Depreciation and amortization	(3,264)	(1,696)
Deferred Credits	2,110	2,296
Other, net	(534)	332

	$12,912	$15,214
Less: Valuation allowance	(3,323)	(2,951)

	$9,589	$12,263

        The valuation allowance relates to uncertainty surrounding the realization of U.S. and foreign tax net operating loss and credit carryforwards. At January 3, 2004, the Company had U.S. and foreign net operating loss carryforwards of approximately $10,100,000 which expire at various times over the next 20 years. Deferred taxes have not been provided on approximately $13,400,000 of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the United States because the Company currently plans to keep these amounts permanently invested overseas.

5.    Restructuring

        The Company has engaged in various restructuring efforts over the last three years to reduce costs, achieve synergies and streamline operations. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate employees. As of January 3, 2004, substantially all of the intended employees had been severed.

        On August 6, 2003, the Company commenced a plan to restructure its NeuroCare segment. The restructuring plan included the termination of 55 people from general and administrative, service and manufacturing. The plan was carried out in the third and fourth quarters of 2003 and as a result severance of $551,000 was expensed and paid.

        As a result of the acquisition of EME, the Company has begun implementation of certain planned restructuring activities to reduce costs and promote operational efficiencies. These actions will eliminate redundant functions through a reduction in staffing of 48 people across all functions, including sales, service, finance and research and development. As of January 3, 2004, $906,000 of retention payments have been expensed and paid for approximately 45 people. The remaining restructuring payments are expected to be made by the end of the first quarter of 2004.

        In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at Erich Jaeger in Germany. Due to German labor regulations certain positions cannot be eliminated immediately. Therefore, 24 positions will be eliminated over the next five years. As of January 3, 2004, seven of these positions had been eliminated and $215,000 of severance has been paid. In addition, retention expense for the remaining 17 employees will be recorded ratably over their remaining employment. This expense is expected to total approximately $1,700,000. As of January 3, 2004, approximately $125,000 of this amount has been accrued.

        Included in the restructuring costs in 2002 and 2001 were charges for the closure of certain facilities. The facilities affected by these actions included the Company's New Hampshire and Colorado facilities which were consolidated with the Company's NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany.

        The following table summarizes accrued restructuring costs, which are included in other accrued expenses in the accompanying balance sheet.

	Severance	Employee Retention	Abandoned Facilities	Other	Total
	(In thousands)
Balance at December 30, 2000	$—	$1,110	$—	$—	$1,110

Costs accrued(a)	3,864	1,601	97	186	5,748
Payments	(1,632)	(2,391)	(51)	(121)	(4,195)
Currency translation	(28)	—	—	—	(28)

Balance at December 29, 2001	$2,204	$320	$46	$65	$2,635

Costs accrued(b)	2,905	—	2,272	554	5,731
Non-cash write-down of New Hampshire facility	—	—	(1,102)	—	(1,102)
Payments	(4,026)	(320)	(708)	(573)	(5,627)
Currency translation	340	—	—	—	340

Balance at December 28, 2002	$1,423	$—	$508	$46	$1,977

Costs accrued(c)	891	899	—	7	1,797
Payments	(1,502)	(848)	(351)	(53)	(2,754)
Currency translation	196	(51)	(17)	—	128

Balance at January 3, 2004	$1,008	$—	$140	$—	$1,148

(a)
Reflects costs of $2,514 in Respiratory Technologies, $216 in Critical Care, $2,061 in NeuroCare, $670 in Medical and Surgical Products and $287 in the corporate office.

(b)
Reflects costs of $526 in Respiratory Technologies, $233 in Critical Care, $3,776 in NeuroCare, $308 in Medical and Surgical Products and $888 in the corporate office.
(c)
Reflects costs of $292 in Respiratory Technologies, $906 in Critical Care and $599 in NeuroCare.

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

        Under the terms of the Facility, the Company is subject to certain debt covenants which limit debt to a maximum of 2.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA"), require a minimum EBITDA to interest expense ratio of 4.0, limit aggregate annual capital expenditures to $20,000,000 and require a minimum stockholder's equity balance. The Company is in compliance with these debt covenants as of January 3, 2004. Certain of the Company's assets are pledged as collateral under the Facility. The Company is also subject to commitment fees on the unused portion of the Facility, the amounts of which are not material.

        In July 2003, we repaid the full amount outstanding under the Facility and no amount was outstanding at January 3, 2004.

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

        The Company has reserved 6,680,000 shares of its common stock for possible issuance under stock-based compensation plans. As of January 3, 2004, 5,433,000 shares had been granted and 1,247,000 shares were available for grant.

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

        A summary of the Company's stock option activity is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Outstanding, December 30, 2000	—	$—

Exchange of Thermo Electron Options for Company Options	520	13.80
Granted	3,365	14.30
Exercised	(19)	13.16
Forfeited	(3)	12.70

Outstanding, December 29, 2001	3,863	$14.24

Granted	702	18.06
Exercised	(73)	12.74
Forfeited	(271)	15.14

Outstanding, December 28, 2002	4,221	$14.84

Granted	1,642	16.08
Exercised	(557)	13.47
Forfeited	(521)	14.50

Outstanding, January 3, 2004	4,785	$15.44

Exercisable
December 29, 2001	495	$13.79
December 28, 2002	1,363	$14.07
January 3, 2004	1,977	$14.74
Available for Grant
December 29, 2001	798
December 28, 2002	2,367
January 3, 2004	1,247

        A summary of the status of the Company's stock options held by the Company's employees at January 3, 2004, is as follows:

	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Range of Exercise Prices
$ 4.70—$5.77	2	2.8	$5.13
8.80—12.67	97	1.6	11.45
13.99—20.27	4,627	8.0	15.40
23.90—29.46	58	5.9	24.55
99.98—99.98	1	4.1	99.98

$ 4.70—$99.98	4,785	7.8	$15.44

VIASYS HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        A summary of the Company's exercisable stock options held by the Company's employees at January 3, 2004, is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Range of Exercise Prices
$ 4.70—$5.77	1	$5.77
8.80—12.67	87	11.41
13.99—20.27	1,858	14.70
23.90—29.46	30	25.15
99.98—99.98	1	99.98

$ 4.70—$99.98	1,977	$14.74

        Certain of the Company's key employees were awarded 32,000 shares of Thermo Electron restricted common stock. The shares had an aggregate value of $978,000 at the date of award and vested over 3 years. Following the Spin-off Date, these restricted shares were converted into 18,960 restricted shares of Company common stock with the same terms. The Company recognized the cost of these awards over their vesting period, which ended in 2002.

401(k) Savings Plans

        Effective on the Spin-off Date, substantially all of the Company's U.S. employees are eligible to participate in the VIASYS Retirement Savings Plan. Prior to this date, substantially all U.S. employees were eligible to participate in the Thermo Electron 401(k) savings plan or a savings plan sponsored by a subsidiary. Contributions to the plans are made by both the employee and the Company. Company contributions are based upon the level of employee contributions. For these plans, the Company contributed and charged to expense $2,464,000, $2,529,000 and $1,898,000 in 2003, 2002 and 2001, respectively.

9.    Commitments and Contingencies

Commitments

        In addition to the related-party operating leases described in Note 12, the Company leases portions of its office and operating facilities under various operating lease arrangements. Rent expense under these leases was $4,637,000, $3,937,000 and $2,293,000 in 2003, 2002 and 2001, respectively. Future annual minimum lease payments under all noncancelable operating leases at January 3 2004, are as follows (in thousands):

2004	$4,916
2005	2,180
2006	1,646
2007	1,271
2008	1,189
Thereafter	1,475

$12,677

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

10.    Intangible Assets

        Other amortizable intangible assets have an average life of 3-17 years and consist of the following:

2003

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Software	$18,627	$(9,921)	$8,706
Patents	1,559	(219)	1,340
Purchased Technology	3,748	(325)	3,423
Other Intangibles	2,724	(624)	2,100

	$26,658	$(11,089)	$15,569

2002

	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Software	$14,131	$(6,575)	$7,556
Patents	750	(170)	580
Purchased Technology	3,632	(56)	3,576
Other Intangibles	2,809	(1,161)	1,648

	$21,322	$(7,962)	$13,360

        Amortization expense of intangible assets other than goodwill for 2003, 2002 and 2001 was $3,843,000, $2,242,000 and $1,992,000, respectively. Estimated amortization expense of intangible assets other than goodwill for the next five years is as follows (in thousands):

For the year ended January 1, 2005	$3,897
For the year ended December 31, 2005	$3,731
For the year ended December 30, 2006	$3,690
For the year ended December 29, 2007	$3,496
For the year ended January 3, 2009	$3,489

11.    Acquisitions

        On October 16, 2002, the Company completed the acquisition of E.M.E. (Electro Medical Equipment) Limited ("EME") of Brighton, U.K. and its related U.S. operations for $21,377,000, of which approximately $18,230,000 was in cash, $897,000 was in loan notes and $2,250,000 was in 146,535 shares of restricted VIASYS common stock. The cash portion of the purchase price was financed by the Company's $60,000,000 credit facility. EME is a manufacturer and supplier of devices and disposables for the non-invasive treatment of newborns with respiratory problems and is reported as part of our Critical Care segment. In connection with this acquisition $19,616,000 of goodwill has been recognized.

        As a result of the acquisition of EME, the Company has begun implementation of certain planned restructuring activities to reduce costs and promote operational efficiencies. These actions will eliminate redundant functions and excess capacity through the closure of a facility and a reduction in staffing of 48 people across all functions, including sales, service, finance and research and development.

        In connection with these restructuring activities, the Company established reserves totaling $1,290,000, including $750,000 for severance and employee related costs, $243,000 for lease cancellation and other costs of $297,000. These costs have been accounted for as additional purchase price. The reserves established are included in other accrued expenses in the accompanying balance sheet. The majority of the restructuring activities are scheduled to be completed early in 2004. As of January 3, 2004, $506,000 of severance has been paid to 45 people.

        On December 18, 2002, the Company purchased SciMed, Limited ("SciMed") of Bristol U.K. for $3,468,000 of which approximately $1,627,000 was paid in cash at closing. The remainder of the purchase price totaling $1,841,000 was paid in the third quarter of 2003. In addition, contingent payments of up to $1,000,000 may also be paid based on the operating profit of SciMed. If the contingent payment is distributed, the amount will be accounted for as additional purchase price. In relation to this acquisition, $1,879,000 of goodwill has been recorded in the Company's NeuroCare segment.

12.    Related-party Transactions

Operating Lease

        The Company leases office space from a former affiliate, which is controlled by Thermo Electron, under an operating lease arrangement that expires in 2004. Rent expense under this lease was $735,000, $686,000 and $731,000 in 2003, 2002 and 2001, respectively.

Transition Services Agreement

        In connection with the spin-off, the Company and Thermo Electron entered into a transition services agreement. The agreement provides that Thermo Electron would provide the Company with certain administrative services through June 29, 2002. The Company paid a fee under this agreement equal to 0.6%, 0.4% and 0.1% of the Company's consolidated revenues for the period from November 16, 2001 through December 29, 2001 and for quarters ending March 30, 2002 and June 29, 2002, respectively, plus out-of-pocket and third party expenses. The Company was charged $457,000 and $271,000 in 2002 and 2001 for the services provided under this agreement.

Corporate Services Arrangement

        The Company and Thermo Electron were parties to a corporate services arrangement under which Thermo Electron's corporate staff provided certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services, for which the Company paid Thermo Electron annually an amount equal to 0.8% of the Company's consolidated revenues. Effective April 2001, the fee under this agreement was reduced to 0.6% through the Spin-off Date. For these services the Company was charged $2,057,000 in 2001. Management believes that the service fees charged by Thermo Electron were reasonable and that such fees were representative of the expenses the Company would have incurred on a stand-alone basis. For additional items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charged the Company based upon costs attributable to the Company. The corporate services agreement was terminated as of the Spin-off Date and was replaced by a transition services agreement, discussed above.

Advance to Chief Executive Officer

        In 2001, the Company advanced its chief executive officer $500,000, which is being forgiven ratably over the four years following execution of the employment agreement, assuming continued employment or in certain other circumstances. The balance of the advance was $166,000 at January 3, 2004.

Other Related-party Transactions

        The Company provided metal fabrication services to Thermo Cardiosystems Inc., a majority-owned subsidiary of Thermo Electron through February 2001, when Thermo Cardiosystems was sold. The Company was paid $443,000 in 2001 for these services.

13.    Discontinued Operations

        In September 2002, the Company announced its plan to exit the patient monitoring business by divesting MDE and in September 2003, the Company announced its plan to sell certain assets of Thermedics. Thermedics manufactures polyurethanes for medical and industrial applications. These decisions were made as a result of the determination that MDE and Thermedics did not fit into the Company's long-term strategy of focusing and investing resources in the Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products segments. The consolidated financial statements have been restated to account for MDE and Thermedics as discontinued operations. MDE and Thermedics were previously part of the Medical and Surgical Products segment.

        On April 3, 2003, the Company sold MDE to Invivo Corporation ("Invivo") for $9,257,000. As of January 3, 2004, the Company has received $8,307,000 of the purchase price. The remaining $950,000 will remain in escrow until April 3, 2004, in accordance with the sale agreement to secure the Company's indemnification obligations to Invivo. The Company recorded in 2003 and 2002 respectively, an after-tax charge of $958,000 ($1,511,000 pre-tax) and $14,285,000 ($22,513,000 pre-tax), to write-down the assets of MDE to their estimated net realizable value less the costs to sell. The total goodwill used in determining the loss was $27,000,000.

        On October 3, 2003, the Company sold Thermedics to Noveon Inc. for $14,632,000 in cash. In connection with the sale, the Company provided for an after-tax loss on disposal, including expenses,

totaling $2,600,000. Included in this loss was $2,459,000 of goodwill. The amount has been provided for on the Discontinued Operations line in the accompanying Consolidated Statements of Income.

        The operating results of the MDE and Thermedics discontinued operations are as follows:

	2003	2002	2001
	(In thousands)
Revenues	$12,513	$27,860	$34,857
Income (loss) before income taxes	(4,917)	(21,345)	5,037
Net Income (loss)	(4,252)	(13,524)	3,031

        The net assets of MDE and Thermedics which were reclassified out of the Medical and Surgical Products segment and into discontinued operations are as follows:

	January 3, 2004	December 28, 2002
	(In thousands)
Inventories and other current assets	$—	$23,054
Property, plant and equipment, net	—	5,901
Other assets	—	6,606
Liabilities	—	(6,272)

Net assets of discontinued operations	$—	$29,289

14.    Unaudited Quarterly Information

2003	First(1)	Second(1)	Third	Fourth
	(In thousands, except per share amounts)
Revenues	$93,683	$99,825	$87,131	$114,308
Gross Profit	$43,440	$47,125	$38,631	$52,964
Income from Continuing Operations	$6,144	$6,637	$4,538	$8,519
Discontinued Operations	(1,199)	(71)	(2,226)	(756)

Net Income	$4,945	$6,566	$2,312	$7,763

Earnings per Share:
Basic:
Continuing Operations	$.23	$.25	$.15	$.28
Discontinued Operations	(.04)	—	(.07)	(.02)

	$.19	$.25	$.08	$.26

Diluted:
Continuing Operations	$.23	$.25	$.15	$.27
Discontinued Operations	(.04)	(.01)	(.07)	(.02)

	$.19	$.24	$.08	$.25

2002	First(1)(2)	Second(1)(2)	Third(1)	Fourth(1)
	(In thousands, except per share amounts)
Revenues	$82,933	$81,752	$83,538	$94,229
Gross Profit	$39,109	$39,049	$38,502	$44,167
Income from Continuing Operations	$4,405	$3,653	$4,591	$6,199
Discontinued Operations	812	520	(9,634)	(5,222)

Net Income (Loss)	$5,217	$4,173	$(5,043)	$977

Earnings per Share:
Basic:
Continuing Operations	$.17	$.14	$.18	$.24
Discontinued Operations	.03	.02	(.37)	(.20)

	$.20	$.16	$(.19)	$.04

Diluted:
Continuing Operations	$.17	$.14	$.18	$.24
Discontinued Operations	.02	.02	(.37)	(.20)

	$.19	$.16	$(.19)	$.04

(1)
Restated to present Thermedics as a discontinued operation.

(2)
Restated to present the results of MDE as a discontinued operation.

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
10.7*	Deferred Compensation Plan for Directors of the Company.
10.8†	Amended and restated Employment Agreement dated as of November 19, 2002 by and among the Company and Randy H. Thurman.
10.9*†	Letter Agreement dated as of September 24, 2001 by and among the Company, Randy H. Thurman and Thermo Electron Corporation.
10.10†	Amended and restated Executive Retention Agreement dated as of November 19, 2002 by and between the Company and Randy H. Thurman.
10.11*	Term Note dated as of April 19, 2001 issued by Randy H. Thurman to the Company.
10.12*†	Employment Agreement dated as of June 8, 2001 by and between the Company and Martin P. Galvan.
10.13*†	Executive Retention Agreement dated as of June 11, 2001 by and between the Company and Martin P. Galvan.
10.15*	Lease for Millennium III of the Millennium Corporate Center dated October 3, 2001 by and between the Company and Washington Street Associates II, L.P.
10.17†	Employment Agreement dated as of August 27, 2001 by and between the Company and Stephen P. Connelley.
10.18	Credit Agreement by and among the Company, the Banks party thereto and certain other parties, dated May 31, 2002.
10.19†	Employment agreement dated as of November 1, 2003 by and between the Company and Lori Cross.
10.20†	Employment agreement dated as of October 1, 2003 by and between the Company and Giulio Perillo.
10.21†	Employment agreement dated as of July 1, 2003 by and between the Company and Edward Pulwer.
10.22†	Employment agreement dated as of July 1, 2003 by and between the Company and Frank McCaney.
10.23†	Employment agreement dated as of July 1, 2003 by and between the Company and Thomas Kuhn.

10.24**†	Employment agreement dated as of July 1, 2003 by and between the Company and Mahboob Raja.
10.25**†	Employment agreement dated as of June 9, 2003 by and between the Company and William Murray.
14.0**	Code of Conduct
21.1**	Subsidiaries of the Company.
23.1**	Independent Auditor's Report on Schedule.
23.2**	Consent of Independent Auditors.
31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference to the same numbered exhibit to the Company's Registration Statement on Form 10, No. 001-16121.

**
Filed herewith.

†
Compensation related contract.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Forward-looking Information
Risk Factors
Executive Officers of the Company
PART II
COMMON STOCK MARKET PRICE
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SCHEDULE II Valuation and Qualifying Accounts (In thousands)
REPORT OF INDEPENDENT AUDITORS
VIASYS HEALTHCARE INC. CONSOLIDATED BALANCE SHEETS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF INCOME
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
VIASYS HEALTHCARE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VIASYS HEALTHCARE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EXHIBIT INDEX