Form 10-Q
period 2004-04-03
VIASYS HEALTHCARE INC
filed 2004-05-13
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2004
Common Stock, $.01 par value	30,780,772

VIASYS HEALTHCARE INC.

PART I – Financial Information

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2004	January 3, 2004
	(Unaudited) (In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$108,411	$97,902
Accounts receivable, less allowances of $4,945 and $5,955	85,471	95,544
Inventories:
Raw materials and supplies	40,224	39,036
Work in process	7,492	6,868
Finished goods	22,373	20,829
Deferred tax asset	13,165	13,163
Prepaid expenses	5,729	5,489
Total Current Assets	282,865	278,831
Property, Plant and Equipment, at Cost	87,955	88,781
Less: Accumulated depreciation	(65,017)	(64,990)
Property, plant and equipment, net	22,938	23,791
Goodwill	182,167	182,436
Intangible Assets, net	15,516	15,569
Deferred Tax Asset	1,924	1,830
Other Assets	4,319	4,325
TOTAL ASSETS	$509,729	$506,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term obligations	$1,097	$1,096
Accounts payable	22,624	20,586
Accrued payroll and employee benefits	9,405	12,474
Deferred revenue	10,980	10,647
Accrued installation and warranty costs	5,275	4,911
Accrued commissions	2,374	3,835
Income taxes payable	844	1,349
Deferred tax liability	611	627
Other accrued expenses	10,875	12,431
Total Current Liabilities	64,085	67,956
Deferred Tax Liabilities	4,898	4,777
Other Long-Term Liabilities	2,309	2,392
Total Liabilities	71,292	75,125
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 30,717,390 and 30,415,615 shares issued	307	303
Additional paid-in capital	345,088	340,040
Treasury stock, 5,597 shares	(111)	(111)
Retained earnings	68,847	66,169
Accumulated other comprehensive income	24,306	25,256
Total Stockholders’ Equity	438,437	431,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,729	$506,782

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	April 3, 2004	March 29, 2003
	(Unaudited) (In thousands, except per share amounts)

Revenues	$95,589	$93,683

Costs and Operating Expenses:
Cost of revenues	53,732	50,243
Selling, general and administrative expenses	30,833	26,068
Research and development expenses	6,396	6,921
Restructuring costs	262	—
	91,223	83,232

Operating Income	4,366	10,451
Interest Income (Expense), net	96	(403)
Other Expense, net	(310)	(372)

Income from Continuing Operations Before Provision for Income Taxes	4,152	9,676
Provision for Income Taxes	(1,474)	(3,532)
Income from Continuing Operations	2,678	6,144
Discontinued Operations (net of income taxes of ($694))	—	(1,199)
Net Income	$2,678	$4,945

Earnings per Share:
Basic:
Continuing Operations	$.09	$.23
Discontinued Operations	—	(.04)
	$.09	$.19
Diluted:
Continuing Operations	$.09	$.23
Discontinued Operations	—	(.04)
	$.09	$.19

Weighted Average Shares Outstanding:
Basic	30,564	26,283
Diluted	31,505	26,359

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 3, 2004	March 29, 2003
	(Unaudited) (In thousands)

Cash Flows from Operating Activities:
Net income	$2,678	$4,945
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	1,199
Depreciation and amortization	3,633	2,597
Other noncash items	(26)	(31)
Changes in operating assets and liabilities:
Accounts receivable	9,842	(1,535)
Inventories	(4,083)	721
Prepaid expenses	(247)	(1,849)
Accounts payable	1,621	1,319
Other current liabilities	(4,560)	3,114
Other, net	(243)	(522)
Net cash provided by continuing operating activities	8,615	9,958
Net cash used in discontinued operating activities	—	(82)
Net cash provided by operating activities	8,615	9,876

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,234)	(1,065)
Proceeds from sale of property, plant and equipment	83	123
Purchases of intangible assets	(965)	(634)
Investing activities of discontinued operations	—	(1,571)
Net cash used in investing activities	(2,116)	(3,147)

Cash Flows from Financing Activities:
Decrease in short-term borrowings	(47)	(9,155)
Proceeds from exercise of stock options	4,157	866
Other	64	73
Net cash provided by (used in) financing activities	4,174	(8,216)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(164)	1,297
Net increase (decrease) in Cash and Cash Equivalents	10,509	(190)
Cash and Cash Equivalents at Beginning of Period	97,902	15,036
Cash and Cash Equivalents at End of Period	$108,411	$14,846

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                          General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S.  In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of April 3, 2004 and January 3, 2004, the results of operations for the three-month periods ended April 3, 2004 and March 29, 2003, and cash flows for the three-month periods ended April 3, 2004 and March 29, 2003.  These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004, as filed with the Securities and Exchange Commission.  Interim results are not necessarily indicative of results that may be expected for the full year.

The condensed consolidated financial statements for the first quarter of 2003 have been restated to present the Thermedics Polymer business (“Thermedics”), which was sold in October 2003, as discontinued operations.

2.                          Classification

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.                          Comprehensive Income

The components of comprehensive income for the three months ended April 3, 2004 and March 29, 2003 are as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
	(In thousands)

Net Income	$2,678	$4,945
Foreign currency translation adjustments	(950)	1,534
Comprehensive Income	$1,728	$6,479

4.                          Earnings Per Share

The Company follows Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share.”  Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution from the exercise of stock options into shares of common stock as if those options were exercised.

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended April 3, 2004			Three Months Ended March 29, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
	(In thousands, expect per share amounts)
Basic EPS	$2,678	30,564	$.09	$4,945	26,283	$.19
Dilutive effect of stock options outstanding	—	941	—	—	76	—
Diluted EPS	$2,678	31,505	$.09	$4,945	26,359	$.19

Options to purchase approximately 188,000 and 4,866,000 shares of the Company’s common stock at April 3, 2004 and March 29, 2003, respectively, were not included in the computation of Diluted EPS as the exercise prices of those options were greater than the average market price of the common stock for the respective period, which would have resulted in an anti-dilutive effect on Diluted EPS had they been included.

5.                                      Business Segment Information

The Company’s operations are grouped into four business segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products.  In classifying operations into a particular segment, the Company aggregates businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.  Financial information for the Company’s segments is as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
	(In thousands)
Revenues:
Respiratory Technologies	$28,042	$27,411
Critical Care	32,729	29,093
NeuroCare	20,627	22,663
Medical and Surgical Products	14,191	14,516
	$95,589	$93,683

Income from Continuing Operations Before Provision for Income Taxes:
Operating Income:
Respiratory Technologies	$1,816	$4,189
Critical Care	4,307	4,855
NeuroCare	(147)	1,211
Medical and Surgical Products	2,398	2,827
Corporate (a)	(4,008)	(2,631)
Operating Income	4,366	10,451
Interest and Other Expense, Net	(214)	(775)
Income from Continuing Operations Before Provision for Income Taxes	$4,152	$9,676

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

If the Company had elected to recognize compensation expense for its stock-based compensation plans based on the fair value of the options granted at the grant date as prescribed by SFAS 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reported as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
	(In thousands, except per share amounts)

Net income, as reported	$2,678	$4,945
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(1,103)	(1,215)
Pro forma net income	$1,575	$3,730
Basic EPS:
As reported	$.09	$.19
Pro forma	$.05	$.14
Diluted EPS:
As reported	$.09	$.19
Pro forma	$.05	$.14

Compensation costs for options granted are reflected over the vesting period; therefore, future pro forma compensation costs may be greater as additional options are granted.

7.                          Restructuring

In 2003, the Company developed a restructuring plan related to its Critical Care segment, which resulted in the termination of 48 positions.  As of April 3, 2004, a total of $916,000 of retention payments have been expensed and paid in connection with this plan of which $10,000 was expensed and paid during the three months ended April 3, 2004.  As of April 3, 2004, this plan is substantially complete.

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at one of its facilities in Germany.  Due to German labor regulations, certain positions cannot be eliminated immediately.  As a result of this plan, 24 positions will be eliminated over the next five years.  As of April 3, 2004, seven of these positions had been eliminated and $313,000 of severance has been paid, of which $98,000 was paid during the first quarter of 2004.  Severance expense for the remaining 17 employees will continue to be recorded ratably over their remaining employment term.  The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2,000,000.  As of April 3, 2004, a total of $544,000 of expense has been incurred related to this plan of which $252,000 was recognized during the three months ended April 3, 2004.

A summary of restructuring activity during the three months ended April 3, 2004 is as follows:

	Severance	Employee Retention	Abandoned Facilities	Total
	(In thousands)

Balance at January 3, 2004	$1,008	$—	$140	$1,148
Costs accrued	252	10	—	262
Payments	(98)	(10)	(9)	(117)
Currency translation	(21)	—	(3)	(24)
Balance at April 3, 2004	$1,141	$—	$128	$1,269

Accrued restructuring costs are included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

8.                          Acquisition

On October 16, 2002, the Company completed the acquisition of E.M.E (Electro Medical Equipment) Limited (“EME”).  In connection with the acquisition, the Company developed a plan to reduce costs and promote operational efficiencies.  The plan eliminates redundant functions and excess capacity through the closure of a facility and the termination of 48 positions.  As a result of this plan, the Company established a reserve in purchase accounting totaling $1,290,000. The reserves established are included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

A summary of the reserve activity related to this plan as of January 3, 2004 and the three months ended April 3, 2004 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Balance as of January 3, 2004	Payments made during the three months ended April 3, 2004	Currency translation	Balance as of April 3, 2004
Severance and employee related costs	$750	$491	$(153)	$14	$352
Lease cancellation fees	243	253	(7)	6	252
Exit and other costs	297	115	—	3	118
	$1,290	$859	$(160)	$23	$722

9.                          Contingencies

The Company is involved in various legal proceedings and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company’s financial position or results of operations.

10.      Discontinued operations

In September 2002, the Company announced its plan to exit the patient monitoring business by divesting Medical Data Electronics (“MDE”) and in September 2003, the Company announced its plan to sell certain assets of Thermedics.  These decisions were made as a result of the determination that MDE and Thermedics did not fit into the Company’s long-term strategy of focusing and investing resources in the Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products segments.   In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Condensed Consolidated Financial Statements have been restated to account for MDE and Thermedics as discontinued operations.  MDE and Thermedics were previously part of the Medical and Surgical Products segment.

The operating results of the Thermedics and MDE discontinued operations are as follows:

	Three Months Ended
	April 3, 2004	March 29, 2003
	(In thousands)

Revenues	$—	$6,368
Income (loss) before income taxes	$—	$(1,893)
Net income (loss)	$—	$(1,199)

11.      Recent Accounting Pronouncements

In the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, which replaced FIN 46. FIN 46-R requires a company to consolidate a variable interest entity (“VIE”) if it is designated as a primary beneficiary of that entity even if the company does not have a majority voting interest in the entity. A VIE is generally defined as an entity in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its own activities without additional financial support from other parties, or whose owners lack the risks and rewards of ownership.   The initial recognition provisions of FIN 46-R relating to VIE’s created or obtained prior to February 2003 are to be implemented no later than the end of the first reporting period that ends after March 15, 2004. Adoption of FIN 46-R had no effect on the Company’s consolidated results of operations, financial position, or cash flows.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements related to our expected capital expenditures for 2004, whether such capital expenditures will be funded with existing cash, cash from operations or short-term borrowings, our investment of the net proceeds from our common stock offering, whether the covenants under our credit facility will restrict our ability to borrow thereunder, whether we enter into acquisitions, dispositions or strategic arrangements, our capital requirements for the remainder of 2004, and our expectations regarding the settlement of the litigation with INO Therapeutics, Inc.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks, “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including the risk factors set forth in our Annual Report on Form 10-K for the year ended January 3, 2004, under the caption “Risk Factors.”

Results of Operations

The following table sets forth line items from our condensed consolidated statements of income as percentages of total revenues for the periods indicated:

	Three Months Ended
	April 3, 2004	March 29, 2003

Revenues	100.0%	100.0%

Costs and Operating Expenses:
Cost of revenues	56.2	53.6
Selling, general and administrative expenses	32.2	27.8
Research and development expenses	6.7	7.4
Restructuring costs	0.3	0.0
	95.4	88.8

Operating Income	4.6	11.2
Other Expenses, Net	(0.2)	(0.8)
Provision for Income Taxes	(1.6)	(3.8)
Income from Continuing Operations	2.8	6.6
Loss from Discontinued Operations (net of tax)	0.0	(1.3)
Net Income	2.8%	5.3%

First Quarter of 2004 Compared to the First Quarter of 2003

Revenues

Revenues increased $1.9 million, or 2.0%, to $95.6 million for the first quarter of 2004 from $93.7 million for the first quarter of 2003.  This increase was due to increases in revenue of $0.6 million in Respiratory Technologies and $3.6 million in Critical Care, which were offset by decreases in revenue of $2.0 million in NeuroCare and $0.3 million in Medical and Surgical Products.  The increase was primarily driven by sales of new products and the favorable impact of foreign currency translation of $2.8 million, partially offset by decreased sales in our core product lines in Respiratory Technologies and NeuroCare.

Cost of Revenues and Gross Margin

Cost of revenues increased $3.5 million, or 6.9%, to $53.7 million for the first quarter of 2004 from $50.2 million for the first quarter of 2003.  Gross margin decreased $1.5 million to $41.9 million for the first quarter of 2004 from $43.4 million for the first quarter of 2003.  Gross margin as a percentage of revenues decreased 2.6 percentage points to 43.8% for the first quarter of 2004 from 46.4% for the first quarter of 2003.  This decrease was primarily due to higher sales of lower margin products, higher warranty costs and a non-recurring high margin sale to a foreign government agency in the first quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.7 million, or 18.3%, to $30.8 million for the first quarter of 2004 from $26.1 million for the first quarter of 2003.   This increase was primarily due to the following factors:  $1.0 million from the impact of foreign currency translation; $1.3 million in corporate expenses due to the addition of several executive positions in 2003 and increased expenses for internal and external audits in order to comply with the provisions of the Sarbanes-Oxley Act of 2002; $1.4 million in legal expenses primarily attributable to our suit against INO Therapeutics; and $1.0 million incurred by Respiratory Technologies primarily related to the establishment and expansion of the infrastructure for our Clinical Services business and ongoing investment in its field sales and service organizations.

Research and Development Expenses

Research and development expenses decreased $0.5 million, or 7.6%, to $6.4 million for the first quarter of 2004 from $6.9 million for the first quarter of 2003.  This decrease is largely attributable to the continued streamlining and refocusing of the Company’s research and development programs as well as the movement of several projects out of research and development and into commercialization, partially offset by new development projects.

Restructuring Costs

In the first quarter of 2004, we incurred $0.3 million of restructuring costs primarily related to our Respiratory Technologies segment.  Restructuring plans in our Respiratory Technologies segment include the closure of a machine shop and the reduction in the number of customer service positions at our facility in Germany.  Due to German labor regulations, certain positions cannot be eliminated immediately.  As a result of this plan, 24 positions will be eliminated over the next five years.  As of April 3, 2004, seven of these positions had been eliminated.  Severance expense for the remaining 17 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million.  As of April 3, 2004, a total of $0.5 million of expense has been incurred related to this plan, of which $0.3 million was recognized during the three months ended April 3, 2004. The annual savings are expected to total approximately $1.3 million, which will be realized ratably over the next five years as the positions are terminated.  We did not initiate any new restructuring projects in the first quarter of 2003.

Provision for Income Taxes

Our effective tax rate decreased to 35.5% in the first quarter of 2004 from 36.5% in the first quarter of 2003.  The decrease is attributable to additional tax benefits related to export sales.  The effective tax rate exceeded the statutory federal income tax rate in the first quarter of 2004 and 2003 primarily due to the impact of state income taxes, partially offset by the tax benefit attributable to export sales.

Segment Information

Respiratory Technologies.  Revenues increased $0.6 million, or 2.3%, to $28.0 million for the first quarter of 2004 from $27.4 million for the first quarter of 2003.  Excluding the favorable impact of foreign currency of $1.9 million, revenues decreased $1.3 million.  This decrease was attributable to lower domestic pulmonary function testing equipment sales and lower revenues in our Clinical Services business due to delays in the initiation of several clinical trials, partially offset by higher sleep diagnostic equipment sales, sales of nitric oxide and strong sales in Japan.  Operating income decreased $2.4 million, or 56.6%, to $1.8 million for the first quarter of 2004 from $4.2 million for the first quarter of 2003.  This decrease in operating income was primarily due to an increase in selling, general and administrative expenses due to legal expenses incurred in connection with our suit against INO Therapeutics, the establishment and expansion of the infrastructure of our Clinical Services business, the ongoing investment in our field sales and service organizations and strategic research and development expenses primarily in support of our sleep and Clinical Services businesses.

Critical Care.  Revenues increased $3.6 million, or 12.5%, to $32.7 million for the first quarter of 2004 from $29.1 million for the first quarter of 2003.  The increase was primarily due to strong sales of the AVEA™, VELA® and INFANT FLOW® ventilators.   Operating income decreased $0.6 million, or 11.3%, to $4.3 million for the first quarter of 2004 from $4.9 million for the first quarter of 2003.  The decrease in operating income was primarily due to lower gross margins attributable to a non-recurring high margin sale to a foreign government agency in the first quarter of 2003, the impact from the continued strength of our older but lower margin products and one-time charges associated with a first quarter 2004 decision to upgrade all early model AVEA ventilators to current specifications.

NeuroCare.  Revenues decreased $2.0 million, or 9.0%, to $20.6 million for the first quarter of 2004 from $22.7 million for the first quarter of 2003.   The sales decrease was primarily due to lower sales volume in our neurodiagnostic EEG and IOM product lines and peripheral vascular high-end systems.  Operating income decreased $1.4 million, or more than 100%, due primarily to the decrease in revenues and the related margin impact, partially offset by the result of cost improvement initiatives implemented in the second half of 2003.

Medical and Surgical Products.  Revenues decreased $0.3 million, or 2.2%, to $14.2 million for the first quarter of 2004 from $14.5 million for the first quarter of 2003.  Operating income decreased $0.4 million, or 15.2%, to $2.4 million for the first quarter of 2004 from $2.8 million for the first quarter of 2003.  The decrease in revenues and operating income is primarily the result of two large customers reducing their purchases subsequent to the first quarter of 2003 in order to adjust their inventory levels.

Liquidity and Capital Resources

As of April 3, 2004 and January 3, 2004, we had cash and cash equivalents of approximately $108.4 million and $97.9 million, respectively.  Working capital was approximately $218.8 million and $210.9 million at April 3, 2004 and January 3, 2004, respectively.

Net cash provided by operating activities was $8.6 million and $9.9 million for the quarters ended April 3, 2004 and March 29, 2003, respectively.  Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, inventory, accounts payable and other current liabilities.  The average collection period of our accounts receivable as measured in days sales outstanding (DSO) can vary and is dependent on various factors, including the manner in which revenue is recognized, the payment terms, and whether the revenue was recorded at the beginning or end of a period.

Net cash used in investing activities of $2.1 million for the quarter ended April 3, 2004 resulted primarily from purchases of property, plant and equipment of $1.2 million and costs associated with acquiring intangible assets of $1.0 million.  Net cash used in investing activities of $3.2 million for the quarter ended March 29, 2003 consisted of $1.6 million from continuing operations and $1.6 million from discontinued operations.   The $1.6 million used in investing activities from continuing operations for the quarter ended March 29, 2003 resulted primarily from purchases of property, plant and equipment of $1.1 million and costs associated with acquiring intangible assets of $0.6 million.  During the remainder of 2004, we expect to spend approximately $7.8 million on capital expenditures for a full year total of $10.0 million.  We expect capital expenditures to be funded from existing cash, cash generated from operations and/or short-term borrowings.

Net cash provided by financing activities of $4.2 million for the quarter ended April 3, 2004 resulted primarily from proceeds received from the exercise of stock options.  Net cash used in financing activities of $8.2 million for the quarter ended March 29, 2003 resulted primarily from the repayment of $9.2 million of short-term debt, partially offset by proceeds of $0.9 million received from the exercise of stock options.

During the second quarter of 2003, we completed the common stock offering contemplated in the IRS rulings given in connection with the spin-off distribution of our common stock by our former parent company.  Net proceeds from the offering were $62.7 million.  We anticipate that we will continue to invest the proceeds from the offering, after utilization for debt repayment and other business needs, in short-term securities, such as money market funds, until the cash is needed for working capital, to fund research and development or to finance acquisitions.

On May 31, 2002, we entered into a three-year syndicated $60.0 million Senior Revolving Credit Facility (the “Facility”). On July 9, 2003, we repaid the full amount outstanding under the Facility and no amount was outstanding under the Facility as of April 3, 2004.  While borrowings can still be made under the Facility, we presently anticipate using cash and cash equivalents before borrowing under the Facility.  Under the terms of the Facility, we are subject to certain debt covenants.  We are in compliance with these covenants as of April 3, 2004, and do not expect them to restrict our ability to borrow under the Facility for the remainder of 2004.

Our capital requirements for the remainder of 2004 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.  We may enter into acquisitions or strategic arrangements in the future that could require us to seek additional debt or equity financing.

Item 4. – Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                     Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

In February 2004, we reached agreement with INO Therapeutics, Inc. and AGA AB on the material terms of a settlement of litigation directed to the sale and use of nitric oxide gas and devices.  The settlement terms were approved by the appropriate senior management or boards of directors of the parties to the litigation.  We expect that the final settlement documents will be executed during the first half of 2004.  Following dismissal of the litigation, we anticipate receiving payments in 2004 totaling approximately $7.5 million.  We also expect INO Therapeutics, Inc. and AGA AB will submit future purchase orders for nitric oxide devices totaling approximately $6.3 million.  When completed, the final settlement documents will include provisions regarding the development and distribution of nitric oxide gas, the transfer of certain VIASYS nitric oxide technology, the payment of royalties to us upon our achieving certain milestones, the license of rights to intellectual property and the acknowledgement by the parties of certain nitric oxide intellectual property rights.

Other than as described above, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our properties are subject.

Item 6. – Exhibits and Reports on Form 8-K

(a)                      Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                     Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the first quarter ended April 3, 2004.  The following is a list of Current Reports on Form 8-K furnished by the Company during the first quarter ended April 3, 2004:

(i)                         The Company furnished a Form 8-K on February 18, 2004, announcing that it had issued a press release on February 18, 2004 reporting its financial results for the fourth quarter and year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIASYS HEALTHCARE INC.
(Registrant)

/s/ RANDY H. THURMAN
Randy H. Thurman
Chairman of the Board and Chief Executive Officer

/s/ MARTIN P. GALVAN
Martin P. Galvan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date: May 12, 2004

Exhibit Index

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.