Form 10-Q
period 2004-07-03
VIASYS HEALTHCARE INC
filed 2004-08-11
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2004
Common Stock, $.01 par value	30,857,852

VIASYS HEALTHCARE INC.

PART I – Financial Information

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2004	January 3, 2004
	(Unaudited) (In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$116,335	$97,902
Accounts receivable, less allowances of $4,635 and $5,955	81,978	95,544
Inventories:
Raw materials and supplies	41,361	39,036
Work in process	8,498	6,868
Finished goods	22,662	20,829
Deferred tax asset	13,162	13,163
Prepaid expenses	4,751	5,489
Total Current Assets	288,747	278,831
Property, Plant and Equipment, at Cost	88,481	88,781
Less: Accumulated depreciation	(65,647)	(64,990)
Property, plant and equipment, net	22,834	23,791
Goodwill	181,736	182,436
Intangible Assets, net	21,416	15,569
Deferred Tax Asset	1,906	1,830
Other Assets	2,748	4,325
TOTAL ASSETS	$519,387	$506,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term obligations	$187	$1,096
Accounts payable	18,947	20,586
Accrued payroll and employee benefits	10,119	12,474
Deferred revenue	12,385	10,647
Accrued installation and warranty costs	5,820	4,911
Accrued commissions	2,456	3,835
Income taxes payable	3,548	1,349
Deferred tax liability	604	627
Other accrued expenses	11,125	12,431
Total Current Liabilities	65,191	67,956
Deferred Tax Liabilities	4,860	4,777
Other Long-Term Liabilities	2,338	2,392
Total Liabilities	72,389	75,125
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 30,850,555 and 30,415,615 shares issued	308	303
Additional paid-in capital	347,513	340,040
Treasury stock, 5,597 shares	(111)	(111)
Retained earnings	76,392	66,169
Accumulated other comprehensive income	22,896	25,256
Total Stockholders’ Equity	446,998	431,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$519,387	$506,782

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	July 3, 2004	June 28, 2003
	(Unaudited) (In thousands, except per share amounts)

Revenues	$95,354	$99,825

Costs and Operating (Income) Expenses:
Cost of revenues	52,025	52,700
Selling, general and administrative expenses	32,122	29,876
Research and development expenses	5,931	6,309
Restructuring costs	221	—
Legal settlement	(6,000)	—
	84,299	88,885

Operating Income	11,055	10,940
Interest Income (Expense), net	184	(316)
Other Income (Expense), net	459	(172)

Income from Continuing Operations Before Provision for Income Taxes	11,698	10,452
Provision for Income Taxes	(4,153)	(3,815)
Income from Continuing Operations	7,545	6,637
Discontinued Operations (net of income taxes of ($27))	—	(71)
Net Income	$7,545	$6,566

Earnings per Share:
Basic:
Continuing Operations	$.25	$.25
Discontinued Operations	—	—
	$.25	$.25
Diluted:
Continuing Operations	$.24	$.25
Discontinued Operations	—	(.01)
	$.24	$.24

Weighted Average Shares Outstanding:
Basic	30,781	26,549
Diluted	31,541	27,128

See accompanying notes to the condensed consolidated financial statements.

	Six Months Ended
	July 3, 2004	June 28, 2003
	(Unaudited) (In thousands, except per share amounts)

Revenues	$190,943	$193,508

Costs and Operating (Income) Expenses:
Cost of revenues	105,757	102,943
Selling, general and administrative expenses	62,955	55,944
Research and development expenses	12,327	13,230
Restructuring costs	483	—
Legal settlement	(6,000)	—
	175,522	172,117

Operating Income	15,421	21,391
Interest Income (Expense), net	280	(719)
Other Income (Expense), net	149	(544)

Income from Continuing Operations Before Provision for Income Taxes	15,850	20,128
Provision for Income Taxes	(5,627)	(7,347)
Income from Continuing Operations	10,223	12,781
Discontinued Operations (net of income taxes of ($721))	—	(1,270)
Net Income	$10,223	$11,511

Earnings per Share:
Basic:
Continuing Operations	$.33	$.48
Discontinued Operations	—	(.04)
	$.33	$.44
Diluted:
Continuing Operations	$.32	$.48
Discontinued Operations	—	(.05)
	$.32	$.43

Weighted Average Shares Outstanding:
Basic	30,672	26,416
Diluted	31,523	26,744

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 3, 2004	June 28, 2003
	(Unaudited) (In thousands)

Cash Flows from Operating Activities:
Net income	$10,223	$11,511
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	1,270
Depreciation and amortization	7,592	6,852
Gain on disposal of assets	(481)	(11)
Other noncash items	17	(218)
Changes in operating assets and liabilities:
Accounts receivable	12,983	4,751
Inventories	(8,700)	4,239
Prepaid expenses	612	(1,071)
Accounts payable	(1,853)	(1,941)
Other current liabilities	1,156	2,892
Other, net	(675)	(487)
Net cash provided by continuing operating activities	20,874	27,787
Net cash used in discontinued operating activities	—	(1,053)
Net cash provided by operating activities	20,874	26,734

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(1,379)
Purchases of property, plant and equipment	(2,889)	(2,279)
Proceeds from sale of property, plant and equipment	199	730
Purchases of intangible assets	(7,011)	(1,469)
Proceeds from sale of intangible assets	2,200	—
Investing activities of discontinued operations	—	5,783
Net cash (used in) provided by investing activities	(7,501)	1,386

Cash Flows from Financing Activities:
Decrease in short-term borrowings	(992)	(27,239)
Proceeds from exercise of stock options	5,603	1,814
Net proceeds from common stock offering	—	62,689
Proceeds from issuance of common stock under the employee stock purchase plan	763	543
Other	128	143
Net cash provided by financing activities	5,502	37,950
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(442)	1,986
Net increase in Cash and Cash Equivalents	18,433	68,056
Cash and Cash Equivalents at Beginning of Period	97,902	15,036
Cash and Cash Equivalents at End of Period	$116,335	$83,092

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the U.S.  In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of July 3, 2004 and January 3, 2004, the results of operations for the three and six month periods ended July 3, 2004 and June 28, 2003, and cash flows for the six month periods ended July 3, 2004 and June 28, 2003.  These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004, as filed with the Securities and Exchange Commission.  Interim results are not necessarily indicative of results that may be expected for the full year.

2.                                      Classification

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.                                      Comprehensive Income

The components of comprehensive income for the three and six months ended July 3, 2004 and June 28, 2003 are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(In thousands)

Net Income	$7,545	$6,566	$10,223	$11,511
Foreign currency translation adjustments	(1,410)	6,406	(2,360)	7,940
Comprehensive Income	$6,135	$12,972	$7,863	$19,451

4.                                      Earnings Per Share

The Company follows Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share.”  Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares and dilutive common equivalent shares outstanding for the period.

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended July 3, 2004			Three Months Ended June 28, 2003
	(In thousands, expect per share amounts)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$7,545	30,781	$.25	$6,566	26,549	$.25
Dilutive effect of stock options outstanding	—	760	(.01)	—	579	(.01)
Diluted EPS	$7,545	31,541	$.24	$6,566	27,128	$.24

	Six Months Ended July 3, 2004			Six Months Ended June 28, 2003
	(In thousands, expect per share amounts)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$10,223	30,672	$.33	$11,511	26,416	$.44
Dilutive effect of stock options outstanding	—	851	(.01)	—	328	(.01)
Diluted EPS	$10,223	31,523	$.32	$11,511	26,744	$.43

Options to purchase approximately 191,000 and 562,000 shares of the Company’s common stock at July 3, 2004 and June 28, 2003, respectively, were not included in the computation of Diluted EPS for the three and six months ended July 3, 2004 and June 28, 2003 because their exercise price exceeded the average market price of the Company’s common stock during the period, which would have resulted in an anti-dilutive effect on Diluted EPS had they been included.

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

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(In thousands)
Revenues:
Respiratory Technologies	$28,085	$28,511	$56,127	$55,922
Critical Care	32,831	33,487	65,560	62,580
NeuroCare	19,356	23,133	39,983	45,796
Medical and Surgical Products	15,082	14,694	29,273	29,210
	$95,354	$99,825	$190,943	$193,508
Income from Continuing Operations Before Provision for Income Taxes:
Operating Income (Loss):
Respiratory Technologies	$8,183	$3,585	$9,999	$7,849
Critical Care	5,253	5,834	9,560	10,239
NeuroCare	(1,728)	1,444	(1,875)	3,030
Medical and Surgical Products	2,739	3,186	5,137	6,013
Corporate (a)	(3,392)	(3,109)	(7,400)	(5,740)
Operating Income	11,055	10,940	15,421	21,391
Interest and Other Income (Expense), Net	643	(488)	429	(1,263)
Income from Continuing Operations Before Provision for Income Taxes	$11,698	$10,452	$15,850	$20,128

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

If the Company had elected to recognize compensation expense for its stock-based compensation plans based on the fair value of the options granted at the grant date as prescribed by SFAS 123, “Accounting for Stock-Based Compensation,” net income and earnings per share would have been reported as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(In thousands, except per share amounts)

Net income, as reported	$7,545	$6,566	$10,223	$11,511
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(1,309)	(1,244)	(2,412)	(2,459)
Pro forma net income	$6,236	$5,322	$7,811	$9,052
Basic EPS:
As reported	$.25	$.25	$.33	$.44
Pro forma	$.20	$.20	$.25	$.34
Diluted EPS:
As reported	$.24	$.24	$.32	$.43
Pro forma	$.20	$.20	$.25	$.34

Compensation costs for options granted are reflected over the vesting period; therefore, future pro forma compensation costs may be greater as additional options are granted.

7.                                      Restructuring

In 2003, the Company developed a restructuring plan related to its Critical Care segment, which resulted in the termination of 48 positions.  As of July 3, 2004, a total of $916,000 of retention payments have been expensed and paid in connection with this plan of which $10,000 was expensed and paid during the six months ended July 3, 2004.  As of July 3, 2004, this plan is substantially complete.

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Technologies’ facility in Germany.  Due to German labor regulations, certain positions cannot be eliminated immediately.  As a result of this plan, 24 positions will be eliminated over the next five years.  As of July 3, 2004, seven of these positions had been eliminated and $421,000 of severance has been paid, of which $206,000 was paid during the six months ending July 3, 2004.  Severance expense for the remaining 17 employees will continue to be recorded ratably over their remaining employment term.  The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2,000,000.  As of July 3, 2004, a total of $765,000 of expense has been incurred related to this plan of which $473,000 was recognized during the six months ended July 3, 2004.

A summary of the restructuring activity during the six months ended July 3, 2004 is as follows:

	Severance	Employee Retention	Abandoned Facilities	Total
	(In thousands)

Balance at January 3, 2004	$1,008	$—	$140	$1,148
Costs accrued	473	10	—	483
Payments	(206)	(10)	(20)	(236)
Currency translation	(32)	—	(3)	(35)
Balance at July 3, 2004	$1,243	$—	$117	$1,360

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

A summary of the reserve activity related to this plan as of January 3, 2004 and the six months ended July 3, 2004 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Balance as of January 3, 2004	Payments made during the six months ended July 3, 2004	Currency translation	Balance as of July 3, 2004
Severance and employee related costs	$750	$479	$(167)	$10	$322
Lease cancellation fees	243	262	(98)	4	168
Exit and other costs	297	98	(100)	2	—
	$1,290	$839	$(365)	$16	$490

9.                                      Legal Settlement

  On May 13, 2004, the Company settled the litigation with INO Therapeutics, LLC (“INO Therapeutics”), AGA AB (“AGA”) and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices.  Following the dismissal of the litigation, the Company received $7.5 million in the second quarter of 2004.  This included $6.0 million in connection with the dismissal of the litigation, which is included in legal settlement in the accompanying Condensed Consolidated Statements of Income.  The other $1.5 million received resulted from the Company’s submission to INO Therapeutics of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field, which is included in revenues in the accompanying Condensed Consolidated Statements of Income.

10.                               Contingencies

The Company is involved in various legal proceedings and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company’s financial position or results of operations.

11.                               Discontinued Operations

In September 2002, the Company announced its plan to exit the patient monitoring business by divesting Medical Data Electronics, Inc. (“MDE”) and in September 2003, the Company announced its plan to sell certain assets of its Thermedics Polymer business (“Thermedics”).  These decisions were made as a result of the determination that MDE and Thermedics did not fit into the Company’s long-term strategy of focusing and investing resources in the Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products segments.  In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Condensed Consolidated Financial Statements have been restated to account for MDE and Thermedics as discontinued operations.  MDE and Thermedics were previously part of the Medical and Surgical Products segment.

The operating results of the Thermedics and MDE discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003
	(In thousands)

Revenues	$—	$3,188	$—	$9,556
Loss before income taxes	$—	$(98)	$—	$(1,991)
Net loss	$—	$(71)	$—	$(1,270)

12.                               Recent Accounting Pronouncements

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

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements related to annual savings from our restructuring plan, expectations regarding receipt of additional purchase orders from INO Therapeutics, expectations regarding receipt of additional revenues from INO Therapeutics after FDA approval of certain new indications, expected capital expenditures for 2004, whether such capital expenditures will be funded with existing cash, cash from operations or short-term borrowings, expected pre-tax restructuring charges, whether the covenants under our credit facility will restrict our ability to borrow thereunder, whether we enter into acquisitions, dispositions or strategic arrangements, and capital requirements for the remainder of 2004.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks”, “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including the risk factors set forth in our Annual Report on Form 10-K for the year ended January 3, 2004, under the caption “Risk Factors.”

 Results of Operations

The following table sets forth line items from our condensed consolidated statements of income as percentages of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Revenues	100.0%	100.0%	100.0%	100.0%

Costs and Operating (Income) Expenses:
Cost of revenues	54.6	52.8	55.4	53.2
Selling, general and administrative expenses	33.7	29.9	33.0	28.9
Research and development expenses	6.2	6.3	6.4	6.8
Restructuring costs	0.2	0.0	0.2	0.0
Legal settlement	(6.3)	0.0	(3.1)	0.0
	88.4	89.0	91.9	88.9

Operating Income	11.6	11.0	8.1	11.1
Interest and Other Income (Expense), Net	0.7	(0.5)	0.2	(0.7)
Provision for Income Taxes	(4.4)	(3.8)	(2.9)	(3.8)
Income from Continuing Operations	7.9	6.7	5.4	6.6
Loss from Discontinued Operations, (net of tax)	0.0	(0.1)	0.0	(0.7)
Net Income	7.9%	6.6%	5.4%	5.9%

Second Quarter of 2004 Compared to the Second Quarter of 2003

Revenues

Revenues decreased $4.4 million, or 4.5%, to $95.4 million for the second quarter of 2004 from $99.8 million for the second quarter of 2003.  This decrease was due to lower revenues of $0.4 million in Respiratory Technologies, $0.7 million in Critical Care, and $3.7 million in NeuroCare, offset by an increase in revenue of $0.4 million in Medical and Surgical Products.  The decrease was primarily driven by lower sales in our core product lines in Respiratory Technologies and NeuroCare and higher international sales in 2003 due to the SARS epidemic.  These decreases were partially offset by sales of new products in Critical Care and the favorable impact of foreign currency translation of $1.2 million.

Cost of Revenues and Gross Margin

Cost of revenues decreased $0.7 million, or 1.3%, to $52.0 million for the second quarter of 2004 from $52.7 million for the second quarter of 2003.  Gross margin decreased $3.8 million to $43.3 million for the second quarter of 2004 from $47.1 million for the second quarter of 2003.  Gross margin as a percentage of revenues decreased 1.8 percentage points to 45.4% for the second quarter of 2004 from 47.2% for the second quarter of 2003.  The decrease in gross margin was primarily due to higher sales of lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.2 million, or 7.5%, to $32.1 million for the second quarter of 2004 from $29.9 million for the second quarter of 2003.  This increase was primarily due to the following factors:  $0.6 million from the impact of foreign currency translation; $0.3 million in corporate expenses due to additional costs for internal and external audits in order to comply with the provisions of the Sarbanes-Oxley Act of 2002; and $0.5 million in legal expenses primarily related to litigation involving the commercialization of nitric oxide gas.  In addition, the increase was due to higher expenses related to our ongoing investment in our field sales and service and marketing organizations.

Research and Development Expenses

Research and development expenses decreased $0.4 million, or 6.0%, to $5.9 million for the second quarter of 2004 from $6.3 million for the second quarter of 2003.  This decrease is largely attributable to the continued streamlining and refocusing of the Company’s research and development programs as well as the movement of several projects out of research and development into commercialization, partially offset by new development projects.

Restructuring Costs

In the second quarter of 2004, we incurred $0.2 million of restructuring costs primarily related to our Respiratory Technologies segment.  Restructuring plans in our Respiratory Technologies segment include the closure of a machine shop and the reduction in the number of customer service positions at our facility in Germany.  Due to German labor regulations, certain positions cannot be eliminated immediately.  As a result of this plan, 24 positions will be eliminated over the next five years.  As of July 3, 2004, seven of these positions had been eliminated.  Severance expense for the remaining 17 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million.  As of July 3, 2004, a total of $0.8 million of expense has been incurred related to this plan, of which $0.2 million was recognized during the three months ended July 3, 2004. The annual savings from the plan are expected to total approximately $1.3 million, which will be realized over the next five years as the positions are terminated.  We did not incur any restructuring costs in the second quarter of 2003.

Legal Settlement

In the second quarter of 2004, we settled the litigation with INO Therapeutics, LLC (“INO Therapeutics”), AGA AB (“AGA”), and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and received a payment of $6.0 million in connection with the dismissal of the litigation.

Provision for Income Taxes

Our effective tax rate decreased to 35.5% in the second quarter of 2004 from 36.5% in the second quarter of 2003.  The decrease was attributable to additional tax benefits related to export sales.  The effective tax rate exceeded the statutory federal income tax rate in the second quarter of 2004 and 2003 primarily due to the impact of state income taxes, partially offset by the tax benefit attributable to export sales.

Segment Information

Respiratory Technologies.  Revenues decreased $0.4 million, or 1.5%, to $28.1 million for the second quarter of 2004 from $28.5 million for the second quarter of 2003.  Excluding the favorable impact of foreign currency translation of $0.7 million, revenues decreased $1.1 million.  This decrease was primarily attributable to lower domestic sales of sleep diagnostic systems and lower revenue in our Clinical Services business due to delays in the initiation of new clinical trials, partially offset by revenues of $1.5 million received from INO Therapeutics based on our submission to it of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field.  Operating income increased $4.6 million, or more than 100%, to $8.2 million for the second quarter of 2004 from $3.6 million for the second quarter of 2003.  This increase was due to the legal settlement of $6.0 million from INO Therapeutics, partially offset by legal expenses incurred in obtaining the settlement and lower gross margins attributable to a change in product mix caused by the reduced revenues in our Clinical Services business.

Critical Care.  Revenues decreased $0.7 million, or 2.0%, to $32.8 million for the second quarter of 2004 from $33.5 million for the first quarter of 2003.  This decrease was largely due to significant international sales in the second quarter of 2003 related to the SARS epidemic of $3.1 million, largely offset by continued strong sales of the AVEA® and VELA® ventilators.  Operating income decreased $0.5 million, or 10.0%, to $5.3 million for the second quarter of 2004 from $5.8 million for the second quarter of 2003.  This decrease was primarily due to higher expenses related to our ongoing investment in our field sales and service and marketing organizations.

NeuroCare.  Revenues decreased $3.7 million, or 16.3%, to $19.4 million for the second quarter of 2004 from $23.1 million for the second quarter of 2003.  The sales decrease was primarily due to lower sales volume in our neurodiagnostic EEG and IOM product lines and peripheral vascular high-end systems.  Operating income decreased $3.2 million, or more than 100%, due to lower sales volume and pricing pressures on older product lines, both of which reduced gross margins, higher amortization expense related to our recent acquisition of the AUDIOSCREENER® hearing screening device, and higher selling, general and administrative expenses primarily related to higher legal and international operating expenses.

Medical and Surgical Products.  Revenues increased $0.4 million, or 2.6%, to $15.1 million for the second quarter of 2004 from $14.7 million for the second quarter of 2003.  This increase was primarily driven by an increase in sales in our medical disposables business.  Operating income decreased $0.5 million, or 14.0%, to $2.7 million for the second quarter of 2004 from $3.2 million for the second quarter of 2003.  This decrease was primarily due to increased research and development expenses in support of two potential new products.

First Half of 2004 Compared to the First Half of 2003

Revenues

Revenues decreased $2.6 million, or 1.3%, to $190.9 million for the first half of 2004 from $193.5 million for the first half of 2003.  This decrease was due to lower revenue of $5.8 million in NeuroCare, offset by increases in revenues of $0.2 million in Respiratory Technologies, $3.0 million in Critical Care and $0.1 million in Medical and Surgical Products.  The decrease was primarily driven by lower sales in our core product lines in Respiratory Technologies and NeuroCare and higher international sales in 2003 due to the SARS epidemic.  These decreases were partially offset by sales of new products in Critical Care and the favorable impact of foreign currency translation of $4.0 million.

Cost of Revenues and Gross Margin

Cost of revenues increased $2.9 million, or 2.7%, to $105.8 million for the first half of 2004 from $102.9 million for the first half of 2003.  Gross margin decreased $5.4 million to $85.2 million for the first half of 2004 from $90.6 million for the first half of 2003.  Gross margin as a percentage of revenues decreased 2.2 percentage points to 44.6% for the first half of 2004 from 46.8% for the first half of 2003.  The decrease in gross margin was primarily due to a change in sales mix resulting in higher sales of lower margin products, higher warranty costs and a non-recurring high margin sale to a foreign government agency in the first quarter of 2003.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $7.1 million, or 12.5%, to $63.0 million for the first half of 2004 from $55.9 million for the first half of 2003.  This increase was primarily due to the following factors:  $1.6 million from the impact of foreign currency translation; $1.7 million in corporate expenses due to the addition of several executive positions in 2003 and additional costs for internal and external audits in order to comply with the provisions of the Sarbanes-Oxley Act of 2002; and $1.8 million in legal expenses primarily related to litigation involving the commercialization of nitric oxide gas.  In addition, the increase was due to higher expenses related to our ongoing investment in our field sales and service and marketing organizations.

Research and Development Expenses

Research and development expenses decreased $0.9 million, or 6.8%, to $12.3 million for the first half of 2004 from $13.2 million for the first half of 2003.  This decrease is largely attributable to the continued streamlining and refocusing of the Company’s research and development programs as well as the movement of several projects out of research and development into commercialization, partially offset by new development projects.

Restructuring Costs

In the first half of 2004, we incurred $0.5 million of restructuring costs primarily related to our Respiratory Technologies segment.  Restructuring plans in our Respiratory Technologies segment include the closure of a machine shop and the reduction in the number of customer service positions at our facility in Germany.  Due to German labor regulations, certain positions cannot be eliminated immediately.  As a result of this plan, 24 positions will be eliminated over the next five years.  As of July 3, 2004, seven of these positions had been eliminated.  Severance expense for the remaining 17 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million.  As of July 3, 2004, a total of $0.8 million of expense has been incurred related to this plan, of which $0.5 million was recognized during the six months ended July 3, 2004.  The annual savings from the plan are expected to total approximately $1.3 million, which will be realized over the next five years as the positions are terminated.  We did not incur any restructuring costs in the first half of 2003.

Legal Settlement

In the second quarter of 2004, we settled the litigation with INO Therapeutics, AGA, and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and received a payment of $6.0 million in connection with the dismissal of the litigation.

Provision for Income Taxes

Our effective tax rate decreased to 35.5% in the first half of 2004 from 36.5% in the first half of 2003.  The decrease was attributable to additional tax benefits related to export sales.  The effective tax rate exceeded the statutory federal income tax rate in the first half of 2004 and 2003 primarily due to the impact of state income taxes, partially offset by the tax benefit attributable to export sales.

Segment Information

Respiratory Technologies.  Revenues increased $0.2 million, or 0.4%, to $56.1 million for the first half of 2004 from $55.9 million for the first half of 2003.  Excluding the favorable impact of foreign currency translation of $2.6 million, revenues decreased $2.4 million.  This decrease was primarily attributable to lower domestic pulmonary function testing equipment sales, lower domestic sales of sleep diagnostic systems and lower revenues in our Clinical Services business due to delays in the initiation of several clinical trials, partially offset by revenues of $1.5 million received from INO Therapeutics based on our submission to it of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field.  Operating income increased $2.2 million, or 27.4%, to $10.0 million for the first half of 2004 from $7.8 million for the first half of 2003.  This increase was due to the legal settlement of $6.0 million from INO Therapeutics, partially offset by lower gross margins attributable to a change in product mix caused by the reduced revenues in our Clinical Services business and increases in selling, general and administrative expenses.  Selling, general and administrative expenses increased primarily due to legal expenses incurred in connection with our suit against INO Therapeutics, the establishment and expansion of the infrastructure of our Clinical Services business and the ongoing investment in our field sales and service organizations.

Critical Care.  Revenues increased $3.0 million, or 4.8%, to $65.6 million for the first half of 2004 from $62.6 million for the first half of 2003.  The increase was primarily due to strong sales of the AVEA and VELA ventilators offset by lower sales of established ventilators, including a reduction of international sales related to the SARS epidemic.  Operating income decreased $0.6 million, or 6.6%, to $9.6 million for the first half of 2004 from $10.2 million for the first half of 2003.  The decrease in operating income was primarily due to lower gross margins attributable to the first quarter 2004 decision to upgrade all early model AVEA ventilators to current specifications and an increase in selling, general and administrative expenses related to our ongoing investment in our sales and service and marketing organizations, offset by a decrease in research and development expenses due to the elimination and consolidation of research and development functions.

NeuroCare.  Revenues decreased $5.8 million, or 12.7%, to $40.0 million for the first half of 2004 from $45.8 million for the first half of 2003.  The sales decrease was primarily due to lower sales volume in our neurodiagnostic EEG and IOM product lines and peripheral vascular high-end systems.  Operating income decreased $4.9 million, or more than 100%, due to lower sales volume and pricing pressures on older product lines, both of which reduced gross margins, higher amortization expense related to our recent acquisition of the AUDIOSCREENER hearing screening device, and higher selling, general and administrative expenses primarily related to higher legal and international operating expenses.

Medical and Surgical Products.  Revenues increased $0.1 million, or 0.2%, to $29.3 million for the first half of 2004 from $29.2 million for the first half of 2003.  Operating income decreased $0.9 million, or 14.6%, to $5.1 million for the first half of 2004 from $6.0 million for the first half of 2003.  The decrease in operating income was primarily due to higher sales of lower margin product in our orthopedics business.

 Liquidity and Capital Resources

As of July 3, 2004 and January 3, 2004, we had cash and cash equivalents of approximately $116.3 million and $97.9 million, respectively.  Working capital was approximately $223.6 million and $210.9 million at July 3, 2004 and January 3, 2004, respectively.

Net cash provided by operating activities was $20.9 million and $26.7 million for the six months ended July 3, 2004 and June 28, 2003, respectively.  Cash flows from operating activities can vary significantly due to various factors including changes in accounts receivable, inventory, accounts payable and other current liabilities.  The average collection period of our accounts receivable as measured in days sales outstanding (DSO) can vary and is dependent on various factors, including the manner in which revenue is recognized, the payment terms, and whether the revenue was recorded at the beginning or end of a period.

Net cash used in investing activities of $7.5 million for the six months ended July 3, 2004 resulted primarily from purchases of property, plant and equipment of $2.9 million and costs associated with acquiring intangible assets of $7.0 million, partially offset by proceeds from the sale of intangible assets of $2.2 million.  Net cash provided by investing activities of $1.4 million for the six months ended June 28, 2003 consisted of net cash provided from discontinued operations of $5.8 million, partially offset by net cash used in continuing operations of $4.4 million.  The $4.4 million used in continuing operations resulted primarily from purchases of property, plant and equipment of $2.3 million, costs associated with acquiring intangible assets of $1.5 million and additional payments of $1.4 million related to the acquisition of E.M.E (Electro Medical Equipment) Limited, partially offset by proceeds from the sale of property, plant and equipment of $0.7 million.  During the remainder of 2004, we expect to spend approximately $7.1 million on capital expenditures for a full year total of $17.0 million.  We expect capital expenditures to be funded from existing cash, cash generated from operations and/or short-term borrowings.

Net cash provided by financing activities of $5.5 million for the six months ended July 3, 2004 resulted primarily from proceeds of $5.6 million received from the exercise of stock options and proceeds of $0.8 million received from the issuance of common stock pursuant to the Company’s employee stock purchase plan, partially offset by the repayment of $1.0 million of short-term debt.  Net cash provided by financing activities of $38.0 million for the six months ended June 28, 2003 resulted primarily from proceeds of $62.7 million received from our common stock offering that was completed in June 2003, proceeds of $1.8 million received from the exercise of stock options and proceeds of $0.5 million received from the issuance of common stock pursuant to the Company’s employee stock purchase plan, partially offset by the repayment of $27.2 million of short-term debt.

We have initiated a company-wide management action to lower our cost structure.  We expect this action will bring expenses in line with the growth in our core businesses and enhance our near and long-term profitability.  We expect to incur a pre-tax restructuring charge of $9.0 million to $12.0 million, most of which will be recorded in the second half of 2004.  We expect that this charge will include severance for affected employees, facility closures and related costs.

On May 31, 2002, we entered into a three-year syndicated $60.0 million Senior Revolving Credit Facility (the “Facility”). On July 9, 2003, we repaid the full amount outstanding under the Facility and no amount was outstanding under the Facility as of July 3, 2004.  While borrowings can still be made under the Facility, we presently anticipate using cash and cash equivalents before borrowing under the Facility.  Under the terms of the Facility, we are subject to certain debt covenants.  We are in compliance with these covenants as of July 3, 2004, and do not expect them to restrict our ability to borrow under the Facility for the remainder of 2004.

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

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates.  These fluctuations could affect our future results of operations and financial condition.

For a complete discussion of the Company’s exposure to foreign currency risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on page 38 of the Company’s Annual Report on Form 10-K for the year ended January 3, 2004.  There have been no significant changes from the information discussed therein.

Item 4. – Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)                                 Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

On May 13, 2004, we settled the litigation with INO Therapeutics, AGA and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices.  Following the dismissal of the litigation, we received $7.5 million in the second quarter of 2004. This included $6.0 million in connection with the dismissal of the litigation, which is included in legal settlement in our condensed consolidated statements of income.  The other $1.5 million received resulted from our submission to INO Therapeutics of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field, which is included in revenues in our condensed consolidated statements of income.  Under the terms of the settlement agreement, INO Therapeutics and AGA have submitted purchase orders for nitric oxide devices totaling approximately $2.4 million, and we expect that INO Therapeutics will submit additional purchase orders for nitric oxide devices totaling approximately $3.9 million over the next two years.  The final settlement documents also contained, among other things, provisions regarding: our acknowledgment of certain of INO Therapeutics’ intellectual property rights involving inhaled nitric oxide gas and associated devices; INO Therapeutics’ acknowledgment of certain of our intellectual property rights regarding the use of nitric oxide gas and devices in topical applications; our agreement to sell to INO Therapeutics upon FDA approval certain intellectual property in the lung function testing field; and an agreement to co-develop nitric oxide treatments for pulmonary infection/inflammation.  Under the co-development provisions, we will conduct research and clinical studies in the pulmonary infection/inflammation field and INO Therapeutics will provide us with regulatory and other technical support and make payments upon the achievement of certain milestones.  If the co-development is successful, we expect to receive additional revenues after FDA approval of any new pulmonary infection/inflammation indications.

Other than as described above, there are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of our properties are subject.

Item 4. – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 5, 2004. The holders of 26,137,701 of the 30,668,833 shares of the Company’s common stock outstanding on the record date were present at the meeting in person or by proxy.  At the meeting, Randy H. Thurman and Robert W. O’Leary were duly nominated and properly elected to serve as Class III members of the Company’s Board of Directors until the 2007 Annual Meeting of Stockholders or until the election and qualification of their successor.  The number of votes cast in favor and withheld for their nominations are as follows:

	For	Withheld
Randy H. Thurman	25,823,879	313,822
Robert W. O’Leary	25,931,909	205,792

Since directors are elected by a plurality of the votes cast, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

Item 5. – Other Information

On April 15, 2004, acting pursuant to our bylaws, the Board of Directors increased the size of the Company’s Board of Directors from six to eight members and filled the vacancies by electing Thomas W. Hofmann as a Class I member and Fred B. Parks, Ph.D. as a Class II member.

Following the Board of Directors meeting on May 5, 2004, the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised of the following members:

Audit Committee	Compensation Committee	Nominating and Governance Committee
Mary J. Steele Guilfoile, Chairman	Ronald A. Ahrens, Chairman	David W. Golde, Chairman
Thomas W. Hofmann	Fred B. Parks, Ph.D.	Ronald A. Ahrens
David W. Golde, M.D.	Sander A. Flaum	Sander A. Flaum

Item 6. – Exhibits and Reports on Form 8-K

(a)                      Exhibits

10.6                                       Equity Incentive Plan of the Company, as amended on May 5, 2004.

31.1                                       Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                       Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                       Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                     Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the second quarter ended July 3, 2004.  The following is a list of Current Reports on Form 8-K furnished by the Company during the second quarter ended July 3, 2004:

(i)                         The Company furnished a Form 8-K on April 29, 2004, announcing that it had issued a press release on April 28, 2004 reporting its financial results for the first quarter ended April 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIASYS HEALTHCARE INC.
(Registrant)

/s/ RANDY H. THURMAN
Randy H. Thurman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARTIN P. GALVAN
Martin P. Galvan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date: August 11, 2004

Exhibit Index

10.6	Equity Incentive Plan of the Company, as amended on May 5, 2004.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.