Form 10-Q
period 2004-10-02
VIASYS HEALTHCARE INC
filed 2004-11-10
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2004
Common Stock, $.01 par value	31,007,924

VIASYS HEALTHCARE INC.

PART I – Financial Information

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2004	January 3, 2004
	(Unaudited) (In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$112,603	$97,902
Accounts receivable, less allowances of $5,121 and $5,955	80,711	95,544
Inventories:
Raw materials and supplies	43,793	39,036
Work in process	9,766	6,868
Finished goods	22,292	20,829
Deferred tax asset	13,449	13,163
Prepaid expenses	3,319	5,489
Total Current Assets	285,933	278,831
Property, Plant and Equipment, at Cost	90,736	88,781
Less: Accumulated depreciation	(67,422)	(64,990)
Property, plant and equipment, net	23,314	23,791
Goodwill	187,382	182,436
Intangible Assets, net	21,295	15,569
Deferred Tax Asset	1,623	1,830
Other Assets	2,740	4,325
TOTAL ASSETS	$522,287	$506,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term obligations	$149	$1,096
Accounts payable	17,502	20,586
Accrued payroll and employee benefits	10,634	12,474
Deferred revenue	12,667	10,647
Accrued installation and warranty costs	5,594	4,911
Accrued commissions	3,068	3,835
Income taxes payable	1,279	1,349
Deferred tax liability	619	627
Other accrued expenses	16,264	12,431
Total Current Liabilities	67,776	67,956
Deferred Tax Liabilities	4,472	4,777
Other Long-Term Liabilities	2,323	2,392
Total Liabilities	74,571	75,125
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 30,917,157 and 30,415,615 shares issued	309	303
Additional paid-in capital	348,644	340,040
Treasury stock, 5,597 shares	(111)	(111)
Retained earnings	74,228	66,169
Accumulated other comprehensive income	24,646	25,256
Total Stockholders’ Equity	447,716	431,657
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$522,287	$506,782

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	October 2, 2004	September 27, 2003
	(Unaudited) (In thousands, except per share amounts)

Revenues	$91,578	$87,131

Costs and Operating Expenses:
Cost of revenues	50,851	48,500
Selling, general and administrative expenses	31,702	25,250
Research and development expenses	5,928	6,187
Restructuring costs	6,503	461
	94,984	80,398

Operating Income (Loss)	(3,406)	6,733
Interest Income (Expense), net	231	(4)
Other Income (Expense), net	(180)	1

Income (Loss) from Continuing Operations Before (Provision) Benefit for Income Taxes	(3,355)	6,730
(Provision) Benefit for Income Taxes	1,191	(2,192)
Income (Loss) from Continuing Operations	(2,164)	4,538
Discontinued Operations (net of income taxes of $250)	—	(2,226)
Net Income (Loss)	$(2,164)	$2,312

Earnings (Loss) per Share:
Basic:
Continuing Operations	$(.07)	$.15
Discontinued Operations	—	(.07)
	$(.07)	$.08
Diluted:
Continuing Operations	$(.07)	$.15
Discontinued Operations	—	(.07)
	$(.07)	$.08

Weighted Average Shares Outstanding:
Basic	30,884	30,023
Diluted	30,884	31,105

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended
	October 2, 2004	September 27, 2003
	(Unaudited) (In thousands, except per share amounts)

Revenues	$282,521	$280,639

Costs and Operating (Income) Expenses:
Cost of revenues	156,608	151,443
Selling, general and administrative expenses	94,657	81,194
Research and development expenses	18,255	19,417
Restructuring costs	6,986	461
Legal settlement	(6,000)	—
	270,506	252,515

Operating Income	12,015	28,124
Interest Income (Expense), net	511	(723)
Other Income (Expense), net	(31)	(543)

Income from Continuing Operations Before Provision for Income Taxes	12,495	26,858
Provision for Income Taxes	(4,436)	(9,539)
Income from Continuing Operations	8,059	17,319
Discontinued Operations (net of income taxes of ($471))	—	(3,496)
Net Income	$8,059	$13,823

Earnings (Loss) per Share:
Basic:
Continuing Operations	$.26	$.63
Discontinued Operations	—	(.13)
	$.26	$.50
Diluted:
Continuing Operations	$.26	$.61
Discontinued Operations	—	(.12)
	$.26	$.49

Weighted Average Shares Outstanding:
Basic	30,743	27,618
Diluted	31,393	28,198

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 2, 2004	September 27, 2003
	(Unaudited) (In thousands)

Cash Flows from Operating Activities:
Net income	$8,059	$13,823
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	3,496
Depreciation and amortization	12,300	10,993
(Gain) loss on disposal of assets	(472)	13
Other noncash items	103	(217)
Changes in operating assets and liabilities:
Accounts receivable	14,989	32
Inventories	(12,487)	7,452
Prepaid expenses	2,056	(940)
Accounts payable	(4,053)	(870)
Other current liabilities	4,686	(78)
Other, net	(634)	(144)
Net cash provided by continuing operating activities	24,547	33,560
Net cash used in discontinued operating activities	—	(262)
Net cash provided by operating activities	24,547	33,298

Cash Flows from Investing Activities:
Cash paid for businesses acquired	(5,300)	(3,207)
Expenditures for property, plant and equipment	(5,120)	(4,494)
Proceeds from sale of property, plant and equipment	254	1,394
Expenditures for intangible assets	(8,326)	(1,709)
Proceeds from sale of intangible assets	2,200	—
Investing activities of discontinued operations	—	5,812
Net cash used in investing activities	(16,292)	(2,204)

Cash Flows from Financing Activities:
Decrease in short-term borrowings	(1,067)	(47,328)
Proceeds from exercise of stock options	6,559	6,147
Net proceeds from common stock offering	—	62,689
Proceeds from issuance of common stock under the employee stock purchase plan	766	543
Other	128	(69)
Net cash provided by financing activities	6,386	21,982
Effect of Exchange Rate Changes on Cash and Cash Equivalents	60	1,206
Net increase in Cash and Cash Equivalents	14,701	54,282
Cash and Cash Equivalents at Beginning of Period	97,902	15,036
Cash and Cash Equivalents at End of Period	$112,603	$69,318

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by accounting principles generally accepted in the U.S.  In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of October 2, 2004 and January 3, 2004, the results of operations for the three and nine month periods ended October 2, 2004 and September 27, 2003, and cash flows for the nine month periods ended October 2, 2004 and September 27, 2003.  These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2004, as filed with the Securities and Exchange Commission.  Interim results are not necessarily indicative of results that may be expected for the full year.

2.                                   Classification

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.                                     Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended October 2, 2004 and September 27, 2003 are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(In thousands)

Net Income (Loss)	$(2,164)	$2,312	$8,059	$13,823
Foreign currency translation adjustments	1,750	(729)	(610)	7,211
Comprehensive Income (Loss)	$(414)	$1,583	$7,449	$21,034

4.                                      Earnings (Loss) Per Share

The Company follows Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share.”  Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common equivalent shares outstanding for the period.

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended October 2, 2004			Three Months Ended September 27, 2003
	(In thousands, except per share amounts)
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(2,164)	30,884	$(.07)	$2,312	30,023	$.08
Dilutive effect of stock options outstanding	—	—	—	—	1,082	—
Diluted EPS	$(2,164)	30,884	$(.07)	$2,312	31,105	$.08

	Nine Months Ended October 2, 2004			Nine Months Ended September 27, 2003
	(In thousands, except per share amounts)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$8,059	30,743	$.26	$13,823	27,618	$.50
Dilutive effect of stock options outstanding	—	650	—	—	580	(.01)
Diluted EPS	$8,059	31,393	$.26	$13,823	28,198	$.49

For the three months ended October 2, 2004 and September 27, 2003, options to purchase approximately 4,093,000 and 66,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.  For the nine months ended October 2, 2004 and September 27, 2003, options to purchase approximately 1,081,000 and 66,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(In thousands)
Revenues:
Respiratory Technologies	$26,976	$27,394	$83,103	$83,316
Critical Care	28,992	27,043	94,552	89,623
NeuroCare	21,041	20,149	61,024	65,945
Medical and Surgical Products	14,569	12,545	43,842	41,755
	$91,578	$87,131	$282,521	$280,639

Income (Loss) from Continuing Operations Before (Provision) Benefit for Income Taxes:
Operating Income (Loss):
Respiratory Technologies	$(5,106)	$3,727	$4,893	$11,576
Critical Care	1,950	3,831	11,510	14,070
NeuroCare	(66)	(180)	(1,941)	2,850
Medical and Surgical Products	2,395	1,720	7,532	7,733
Corporate (a)	(2,579)	(2,365)	(9,979)	(8,105)
Operating Income (Loss)	(3,406)	6,733	12,015	28,124
Interest and Other Income (Expense), Net	51	(3)	480	(1,266)
Income (Loss) from Continuing Operations Before (Provision) Benefit for Income Taxes	$(3,355)	$6,730	$12,495	$26,858

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

If the Company had elected to recognize compensation expense for its stock-based compensation plans based on the fair value of the options granted at the grant date as prescribed by SFAS 123, “Accounting for Stock-Based Compensation,” net income (loss) and earnings (loss) per share would have been reported as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(In thousands, except per share amounts)

Net income (loss), as reported	$(2,164)	$2,312	$8,059	$13,823
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(1,161)	(1,357)	(3,573)	(3,815)
Pro forma net income (loss)	$(3,325)	$955	$4,486	$10,008
Basic EPS:
As reported	$(.07)	$.08	$.26	$.50
Pro forma	$(.11)	$.03	$.15	$.36
Diluted EPS:
As reported	$(.07)	$.08	$.26	$.49
Pro forma	$(.11)	$.03	$.14	$.35

Pro forma compensation costs for options granted are reflected over the vesting period; therefore, future pro forma compensation costs may be greater as additional options are granted.

7.                                      Restructuring

In the third quarter of 2004, the Company initiated a company-wide restructuring plan to lower its cost structure.  The principal components of the plan include reducing worldwide headcount, transitioning the Respiratory Technologies’ U.S. manufacturing operations from Yorba Linda, California to the Company’s Critical Care facility in Palm Springs, California, combining Critical Care’s U.S. commercial operations with Respiratory Technologies’ U.S. commercial operations in a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States.  Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as appropriate.  The total amount of restructuring expense expected to be incurred in connection with this plan is between $12,500,000 and $14,000,000.  During the nine months ended October 2, 2004, the Company recorded a restructuring charge relating to this plan of $6,247,000, including $6,190,000 for severance and $57,000 for employee retention.  These restructuring actions will ultimately result in the termination of approximately 190 employees.  As of October 2, 2004, 40 of the targeted employees had been severed and $1,274,000 of severance had been paid.  The Company expects all components of the plan to be substantially completed during the first half of 2005.

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Technologies’ facility in Germany.  Due to German labor regulations, certain positions cannot be eliminated immediately.  As a result of this plan, 24 positions will be eliminated over the next five years.  As of October 2, 2004, eight of these positions had been eliminated and approximately $345,000 of severance had been paid, of which $130,000 was paid during the nine months ended October 2, 2004.  Severance expense for the remaining 16 employees will continue to be recorded ratably over their remaining employment term.  The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2,000,000.  As of October 2, 2004, a total of approximately $1,021,000 of expense had been incurred, of which $729,000 was recognized during the nine months ended October 2, 2004.

In 2003, the Company initiated a restructuring plan related to its Critical Care segment, which resulted in the termination of 48 positions.  As of October 2, 2004, a total of $916,000 of retention payments had been expensed and paid in connection with this plan, of which $10,000 was expensed and paid during the nine months ended October 2, 2004.  As of October 2, 2004, this plan is substantially complete.

On August 6, 2003, the Company commenced a plan to restructure its NeuroCare segment.  The restructuring plan included the termination of 55 general and administrative, service and manufacturing positions. The plan was carried out in the third and fourth quarters of 2003.  The total amount of restructuring expense incurred in connection with this plan was approximately $551,000, of which $497,000 was expensed and paid during the nine months ended September 27, 2003.

A summary of the restructuring activity during the nine months ended October 2, 2004 is as follows:

	Severance	Employee Retention	Abandoned Facilities	Other	Total
	(In thousands)

Balance at January 3, 2004	$786	$—	$140	$222	$1,148
Costs accrued (a)	6,919	67	—	—	6,986
Payments	(1,404)	(10)	(29)	(136)	(1,579)
Currency translation	77	—	(1)	—	76
Balance at October 2, 2004	$6,378	$57	$110	$86	$6,631

(a)                                  Reflects costs of $6,613 in Respiratory Technologies and $373 in Critical Care.

Accrued restructuring costs are included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

8.                                      Acquisitions

On July 28, 2004, the Company acquired substantially all of the assets of Taugagreining, hf. (“Taugagreining”), an Icelandic company that develops and markets electroencephalography (EEG) technology for the diagnosis and monitoring of neurological function, for a cash purchase price of $5,300,000.  In addition, the Company may also be required to pay up to $900,000 in additional future payments based on the achievement of various performance milestones through December 31, 2006.  Any such payments will be accounted for as additional purchase price.

The Company has engaged a third party to appraise the fair value of the intangible assets acquired in the Taugagreining transaction.  Since that work has not yet been completed, estimates were used to allocate the purchase price in these Condensed Consolidated Financial Statements.  Upon completion in the fourth quarter of 2004, the Company will record the final purchase price allocation, which may include a one-time charge for purchased in-process research and development expenses.  The acquired business is part of our NeuroCare segment and its results since July 28, 2004 are included in these Condensed Consolidated Financial Statements.  If the Company consummated this transaction as of the beginning of the fiscal year, its results would not have been materially different from those shown herein.

On October 16, 2002, the Company acquired E.M.E. (Electro Medical Equipment) Limited (“EME”).  In connection with the acquisition, the Company developed a plan to reduce costs and promote operational efficiencies by eliminating redundant functions and excess capacity through the closure of a facility and the termination of 48 positions.  In connection with the EME plan, the Company established reserves in purchase accounting totaling $1,290,000.  The remaining reserves established are included in other accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

A summary of the reserve activity related to the EME plan as of January 3, 2004 and the nine months ended October 2, 2004 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Balance as of January 3, 2004	Payments made during the nine months ended October 2, 2004	Currency translation	Balance as of October 2, 2004
Severance and employee related costs	$750	$479	$(185)	$8	$302
Lease cancellation fees	243	262	(112)	4	154
Exit and other costs	297	98	(100)	2	—
	$1,290	$839	$(397)	$14	$456

9.                                      Legal Settlement

On May 13, 2004, the Company settled the litigation with INO Therapeutics, LLC (“INO Therapeutics”), AGA AB and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices.  Following the dismissal of the litigation, the Company received $7,500,000 in the second quarter of 2004.  This included $6,000,000 in connection with the dismissal of the litigation, which is included in legal settlement in the accompanying Condensed Consolidated Statements of Income.  The other $1,500,000 was received as a result of the Company’s submission to INO Therapeutics of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field, which is included in revenues in the accompanying Condensed Consolidated Statements of Income.

10.                               Contingencies

The Company is involved in various legal proceedings and litigation arising in the ordinary course of business.  In the opinion of management, the outcome of such proceedings and litigation will not have a material adverse effect on the Company’s financial position or results of operations.

11.                             Discontinued Operations

In September 2002, the Company announced its plan to exit the patient monitoring business by divesting Medical Data Electronics, Inc. (“MDE”) and, in September 2003, the Company announced its plan to sell certain assets of its Thermedics Polymer business (“Thermedics”).  These decisions were made as a result of the determination that MDE and Thermedics did not fit into the Company’s long-term strategy of focusing and investing resources in the Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products segments.   In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Condensed Consolidated Financial Statements have been restated to account for MDE and Thermedics as discontinued operations.  MDE and Thermedics were previously part of the Medical and Surgical Products segment.

The operating results of the Thermedics and MDE discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003
	(In thousands)

Revenues	$—	$2,888	$—	$12,444
Loss before income taxes	$—	$(1,976)	$—	$(3,967)
Net loss	$—	$(2,226)	$—	$(3,496)

12.                             Recent Accounting Pronouncements

In the first quarter of 2004, the Company adopted Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46-R (“FIN 46-R”), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” which replaced FIN 46.  FIN 46-R requires a company to consolidate a variable interest entity (“VIE”) if it is designated as a primary beneficiary of that entity even if the company does not have a majority voting interest in the entity.  A VIE is generally defined as an entity in which equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its own activities without additional financial support from other parties, or whose owners lack the risks and rewards of ownership.   The initial recognition provisions of FIN 46-R relating to VIE’s created or obtained prior to February 2003 are to be implemented no later than the end of the first reporting period that ends after March 15, 2004.  Adoption of FIN 46-R had no effect on the Company’s consolidated financial statements.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements related to the expected cost of, annual savings from and timing of our restructuring plans, the fair value of the intangible assets acquired in the Taugagreining transaction, expected expenditures for property, plant and equipment and intangible assets for 2004 and whether such expenditures will be funded with existing cash, cash from operations or short-term borrowings, expected pre-tax restructuring charges and the timing and source of funds for the charges, whether we will use our credit facility and whether the covenants under our credit facility will restrict our ability to borrow, whether we enter into acquisitions, dispositions or strategic arrangements, and capital requirements for the remainder of 2004.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including market acceptance of our products, our ability to maintain regulatory approvals and protect our intellectual property, our ability to integrate acquisitions, our ability to develop and launch new products and the other risk factors set forth in our Annual Report on Form 10-K for the year ended January 3, 2004, under the caption “Risk Factors.”

Results of Operations

Third Quarter of 2004 Compared to the Third Quarter of 2003

Revenues

Revenues increased $4.5 million, or 5.1%, to $91.6 million for the third quarter of 2004 from $87.1 million for the third quarter of 2003.  This increase was due to higher revenues of $2.0 million in Critical Care, $0.9 million in NeuroCare, and $2.0 million in Medical and Surgical Products partially offset by a decrease in revenue of $0.4 million in Respiratory Technologies. The increase was primarily driven by sales of new products in Critical Care and NeuroCare, increased sales in our orthopedics business and enteral feeding tube product lines and the favorable impact of foreign currency translation of $1.4 million.  These increases were partially offset by lower sales in our core product lines in Respiratory Technologies.

Cost of Revenues and Gross Margin

Cost of revenues increased $2.4 million, or 4.8%, to $50.9 million for the third quarter of 2004 from $48.5 million for the third quarter of 2003.  Gross margin increased $2.1 million to $40.7 million for the third quarter of 2004 from $38.6 million for the third quarter of 2003.  Gross margin as a percentage of revenues increased 0.2 percentage points to 44.5% for the third quarter of 2004 from 44.3% for the third quarter of 2003.  The increase in gross margin percentage was primarily due to increased gross margin in Medical and Surgical Products partially offset by inventory write-offs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.4 million, or 25.6%, to $31.7 million for the third quarter of 2004 from $25.3 million for the third quarter of 2003.   This increase was primarily due to higher expenses related to our field sales, service and marketing organizations, higher legal expenses incurred in defending our intellectual property, higher consulting expenses and $0.7 million from the impact of foreign currency translation.

Research and Development Expenses

Research and development expenses decreased $0.3 million, or 4.2%, to $5.9 million for the third quarter of 2004 from $6.2 million for the third quarter of 2003.  This decrease is largely attributable to the movement of several projects out of research and development into commercialization partially offset by new development projects.

Restructuring Costs

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure.  The principal components of the plan include reducing worldwide headcount, transitioning the Respiratory Technologies’ U.S. manufacturing operations from Yorba Linda, California to our Critical Care facility in Palm Springs, California, combining Critical Care’s U.S. commercial operations with Respiratory Technologies’ U.S. commercial operations in a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States.  Restructuring-related costs have been and will be recorded in accordance with SFAS 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS 112”) or SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), as appropriate.  The total amount of restructuring expense expected to be incurred in connection with this plan is between $12.5 million and $14.0 million.  During the three months ended October 2, 2004, we recorded a restructuring charge relating to this plan of approximately $6.3 million, including $6.2 million for severance and $0.1 million for employee retention.  These restructuring actions will ultimately result in the termination of approximately 190 employees.  As of October 2, 2004, 40 of the targeted employees had been severed and $1.3 million of severance had been paid.  We expect all components of the plan to be substantially completed during the first half of 2005.  The annual savings expected to be realized as a result of this plan are approximately $10.0 million beginning in 2005.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Technologies’ facility in Germany.  Due to German labor regulations, certain positions cannot be eliminated immediately.  As a result of this plan, 24 positions will be eliminated over the next five years.  As of October 2, 2004, eight of these positions had been eliminated.  Severance expense for the remaining 16 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million.  As of October 2, 2004, a total of $1.0 million of expense had been incurred related to this plan, of which $0.3 million was recognized during the three months ended October 2, 2004.  Once the plan is complete, the annual savings from the plan are expected to total approximately $1.3 million, which will be realized over the next five years as the positions are eliminated.

On August 6, 2003, we commenced a plan to restructure our NeuroCare segment. The restructuring plan included the termination of 55 general and administrative, service and manufacturing positions. The plan was carried out in the third and fourth quarters of 2003.  The total amount of restructuring expense incurred in connection with this plan was approximately $0.6 million, of which $0.5 million was recognized during the three months ended September 27, 2003.  By the end of 2004, the annual savings from this plan are expected to total approximately $3.5 million, most of which has been reinvested into more productive areas in NeuroCare, such as sales and research and development.

Provision for Income Taxes

Our effective tax rate was 35.5% in the third quarter of 2004 compared to 32.6% in the third quarter of 2003.  The difference results from an adjustment in the third quarter of 2003 to reduce the year-to-date tax rate to 35.5%.  The effective tax rate exceeded the statutory federal income tax rate in the third quarter of 2004 primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales.  We are currently assessing the impact that the American Jobs Creation Act of 2004 will have on our effective tax rate.

Segment Information

Respiratory Technologies.  Revenues decreased $0.4 million, or 1.5%, to $27.0 million for the third quarter of 2004 from $27.4 million for the third quarter of 2003.  This decrease was primarily due to significant international sales of pulmonary function testing systems in the third quarter of 2003 and lower revenue in our Clinical Services business due to delays in the initiation of new clinical trials.  Offsetting these items were the positive impact of foreign currency translation, which accounted for 3.6 percentage points of growth over the prior year’s quarter, and higher domestic sales of our VMAX® systems.  We had an operating loss of $5.1 in the third quarter of 2004 compared to operating income of $3.7 million in the same period last year.  This decrease was mainly due to costs of $5.9 million related to the restructuring plan initiated in the third quarter of 2004, higher expenses related to our field sales and service organizations, higher legal expenses incurred in defending our intellectual property, lower gross margin attributable to product mix caused primarily by the reduced revenues in our Clinical Services business, costs of $0.3 million related to the German restructuring plan initiated in the fourth quarter of 2003 and higher research and development expenses in support of our Clinical Services business.

Critical Care.  Revenues increased $2.0 million, or 7.2%, to $29.0 million in the third quarter of 2004 from $27.0 million for the third quarter of 2003.  The increase was due to strong sales of the new AVEA® and VELA® ventilators partially offset by lower sales of our previous generation ventilators.  Operating income decreased $1.8 million, or 49.1%, to $2.0 million for the third quarter of 2004 from $3.8 million for the third quarter of 2003.  This decrease was primarily due to higher expenses related to our sales force and the expansion of our service organization in support of the larger installed base, costs of $0.4 million related to the restructuring plan initiated in the third quarter of 2004 and inventory write-offs partially offset by increased gross margin from the higher sales.

NeuroCare.  Revenues increased $0.9 million, or 4.4%, to $21.0 million for the third quarter of 2004 from $20.1 million for the third quarter of 2003.  The sales increase was primarily due to higher sales of our peripheral vascular and audio diagnostic products and sales from our new neurodiagnostic EEG and EMG products partially offset by lower sales of our older neurodiagnostic EEG, EMG and IOM products.  We had an operating loss of $0.1 million in the third quarter of 2004 compared to an operating loss of $0.2 million in the same period last year.  The decrease in operating loss was mainly due to costs in the third quarter of 2003 of $0.5 million related to the NeuroCare restructuring plan initiated in the third quarter of 2003, gross margin on higher sales and lower research and development expenses attributable to the movement of several projects out of research and development into commercialization partially offset by higher legal expenses, inventory write-offs of obsolete inventory related to discontinued products and higher amortization expense related to our recent acquisition of the AUDIOSCREENER® hearing screening device.

Medical and Surgical Products.  Revenues increased $2.0 million, or 16.1%, to $14.6 million for the third quarter of 2004 from $12.6 million for the third quarter of 2003.  This increase was primarily driven by increased sales in our orthopedics business as well as higher sales of our enteral feeding tube product lines.  Operating income increased $0.7 million, or 39.2%, to $2.4 million for the third quarter of 2004 from $1.7 million for the third quarter of 2003.  This increase was primarily due to increased gross margin resulting from higher sales and manufacturing efficiencies and lower research and development expenses.  These increases were partially offset by higher expenses mainly to expand our sales force to pursue opportunities in targeted markets.

First Nine Months of 2004 Compared to the First Nine Months of 2003

Revenues

Revenues increased $1.9 million, or 0.7%, to $282.5 million for the first nine months of 2004 from $280.6 million for the first nine months of 2003.  This increase was due to higher revenue of $5.0 million in Critical Care and $2.0 million in Medical and Surgical Products partially offset by decreases in revenues of $0.2 million in Respiratory Technologies and $4.9 million in NeuroCare.  The increase was driven primarily by sales of new products in Critical Care, increased sales in our orthopedics business and enteral feeding tube product lines and the favorable impact of foreign currency translation of $5.4 million.  These increases were partially offset by lower sales in our core product lines in Respiratory Technologies, lower sales of our older products in NeuroCare and higher international sales of Critical Care products in 2003 due to the SARS epidemic.

Cost of Revenues and Gross Margin

Cost of revenues increased $5.2 million, or 3.4%, to $156.6 million for the first nine months of 2004 from $151.4 million for the first nine months of 2003.  Gross margin decreased $3.3 million to $125.9 million for the first nine months of 2004 from $129.2 million for the first nine months of 2003.  Gross margin as a percentage of revenues decreased 1.4 percentage points to 44.6% for the first nine months of 2004 from 46.0% for the first nine months of 2003.  The decrease in gross margin was primarily due to a change in sales mix resulting from higher sales of lower margin products, a non-recurring high margin sale to a foreign government agency in the first quarter of 2003, higher warranty costs, inventory write-offs and $2.9 million from the impact of foreign currency translation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $13.5 million, or 16.6%, to $94.7 million for the first nine months of 2004 from $81.2 million for the first nine months of 2003.   This increase was primarily due to the following factors:  $3.0 million in legal expenses primarily related to litigation involving the commercialization of nitric oxide gas and defending our intellectual property; $2.3 million from the impact of foreign currency translation; and $2.1 million in corporate expenses primarily due to a full year of expenses related to the addition of several executive positions throughout 2003 and additional costs for internal and external audits in order to comply with the provisions of the Sarbanes-Oxley Act of 2002.  In addition, the increase is partially attributable to higher expenses related to our field sales, service and marketing organizations.

Research and Development Expenses

Research and development expenses decreased $1.1 million, or 6.0%, to $18.3 million for the first nine months of 2004 from $19.4 million for the first nine months of 2003.  This decrease is largely attributable to the continued streamlining and refocusing of the Company’s research and development programs as well as the movement of several projects out of research and development into commercialization partially offset by new development projects.

Restructuring Costs

As a result of the restructuring plan initiated in the third quarter of 2004 described above, a restructuring charge of approximately $6.3 million, including $6.2 million for severance and $0.1 million for employee retention, was recognized during the nine months ended October 2, 2004.

In regards to the German restructuring plan initiated in the fourth quarter of 2003 described above, as of October 2, 2004, a total of $1.0 million of expense had been incurred related to this plan, of which $0.7 million was recognized during the nine months ended October 2, 2004.

As a result of the NeuroCare restructuring plan initiated in the third quarter of 2003 described above, the total amount of restructuring expense incurred in connection with this plan was approximately $0.6 million, of which $0.5 million was recognized during the nine months ended September 27, 2003.

Legal Settlement

In the second quarter of 2004, we settled the litigation with INO Therapeutics LLC (“INO Therapeutics”), AGA AB, and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and received a payment of $6.0 million in connection with the dismissal of the litigation.

Provision for Income Taxes

Our effective tax rate remained consistent at 35.5% for the first nine months of 2004 and 2003.  The effective tax rate exceeded the statutory federal income tax rate in the first nine months of 2004 and 2003 primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales.  We are currently assessing the impact that the American Jobs Creation Act of 2004 will have on our effective tax rate.

Segment Information

Respiratory Technologies.  Revenues decreased $0.2 million, or 0.3%, to $83.1 million for the first nine months of 2004 from $83.3 million for the first nine months of 2003.  This decrease was primarily attributable to lower domestic pulmonary function testing equipment sales, lower domestic sales of sleep therapy systems and lower revenues in our Clinical Services business due to delays in the initiation of several clinical trials.  These decreases were partially offset by $1.5 million received from INO Therapeutics based on our submission of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field, higher sales of sleep diagnostic systems and the favorable impact of foreign currency translation of $3.6 million.  Operating income decreased $6.7 million, or 57.7%, to $4.9 million for the first nine months of 2004 from $11.6 million for the first nine months of 2003.  This decrease was mainly due to costs of $5.9 million related to the restructuring plan initiated in the third quarter of 2004, lower gross margins attributable to a change in product mix caused by the reduced revenues in our Clinical Services business, increases in selling, general and administrative expenses and costs of $0.7 million related to the German restructuring plan initiated in the fourth quarter of 2003.  Selling, general and administrative expenses increased primarily due to legal expenses incurred in connection with our suit against INO Therapeutics and defending our intellectual property, the establishment and expansion of the infrastructure of our Clinical Services business, higher expenses related to our field sales and service organizations and higher research and development expenses in support of our Clinical Services business.   These reductions in operating income were partially offset by the $6.0 million legal settlement from INO Therapeutics received in the second quarter of 2004.

Critical Care.  Revenues increased $5.0 million, or 5.5%, to $94.6 million for the first nine months of 2004 from $89.6 million for the first nine months of 2003.  The increase was primarily due to strong sales of the new AVEA and VELA ventilators offset by lower sales of our previous generation ventilators, including a reduction of international sales related to the SARS epidemic.   Operating income decreased $2.6 million, or 18.2%, to $11.5 million for the first nine months of 2004 from $14.1 million for the first nine months of 2003.  The decrease in operating income was primarily due to an increase in selling, general and administrative expenses related to our sales, service and marketing organizations, costs attributable to the first quarter 2004 decision to upgrade all early model AVEA ventilators to current specifications, costs of $0.4 million related to the restructuring plan initiated in the third quarter of 2004 and inventory write-offs.  These reductions in operating income were partially offset by a reduction in research and development expenses from the elimination of research and development functions at a previously acquired business.

NeuroCare.  Revenues decreased $4.9 million, or 7.5%, to $61.0 million for the first nine months of 2004 from $65.9 million for the first nine months of 2003.   The sales decrease was primarily due to lower sales of our peripheral vascular high-end systems and older neurodiagnostic EEG and IOM products partially offset by higher sales of our audio diagnostic products and sales from our new neurodiagnostic EEG and EMG products.  We had an operating loss of $1.9 million for the first nine months of 2004 compared to operating income of $2.9 million for the first nine months of 2003.  This decrease was primarily due to lower sales volume and pricing pressures on older product lines, both of which reduced gross margins, higher selling, general and administrative expenses primarily related to higher legal and international operating expenses, higher amortization expense related to our recent acquisition of the AUDIOSCREENER hearing screening device and inventory write-offs of obsolete inventory related to discontinued products.  Offsetting these decreases was a reduction in research and development expenses related to the movement of several projects out of research and development into commercialization and costs in the third quarter of 2003 of $0.5 million related to the NeuroCare restructuring plan initiated in the third quarter of 2003.

Medical and Surgical Products.  Revenues increased $2.0 million, or 5.0%, to $43.8 million for the first nine months of 2004 from $41.8 million for the first nine months of 2003.  This increase was primarily driven by increased sales in our orthopedics business as well as higher sales of our enteral feeding tube product lines.  These increases were partially offset by lower sales of our medical imaging products.  Operating income decreased $0.2 million, or 2.6%, to $7.5 million for the first nine months of 2004 from $7.7 million for the first nine months of 2003.  The decrease in operating income was primarily due to higher expenses mainly to expand our sales force to pursue opportunities in targeted markets partially offset by increased gross margin resulting from higher sales and manufacturing efficiencies and lower research and development expenses.

Liquidity and Capital Resources

As of October 2, 2004 and January 3, 2004, cash and cash equivalents were $112.6 million and $97.9 million, respectively.  Working capital was approximately $218.2 million and $210.9 million at October 2, 2004 and January 3, 2004, respectively.

Net cash provided by operating activities was $24.5 million for the first nine months of 2004 compared to $33.3 million for the first nine months of 2003.  The decrease is primarily attributable to lower earnings from continuing operations in 2004.

Net cash used in investing activities of $16.3 million for the nine months ended October 2, 2004 resulted primarily from a payment of $5.3 million related to the acquisition of assets of Taugagreining, hf., expenditures for property, plant and equipment of $5.1 million and expenditures for intangible assets of $8.3 million partially offset by proceeds from the sale of intangible assets of $2.2 million.  Net cash used in investing activities of $2.2 million for the nine months ended September 27, 2003 consisted of net cash used in continuing operations of $8.0 million partially offset by net cash provided from discontinued operations of $5.8 million.  The $8.0 million used in continuing operations resulted primarily from expenditures for property, plant and equipment of $4.5 million, expenditures for intangible assets of $1.7 million and additional payments of $3.2 million related to the acquisitions of E.M.E (Electro Medical Equipment) Limited and SciMed Limited partially offset by proceeds from the sale of property, plant and equipment of $1.4 million.  During the remainder of 2004, we expect to spend approximately $6.5 million on expenditures for property, plant and equipment and intangible assets for a full year total of $19.9 million.  We expect such expenditures to be funded from existing cash, cash generated from operations and/or short-term borrowings.

Net cash provided by financing activities of $6.4 million for the nine months ended October 2, 2004 resulted primarily from proceeds of $6.6 million received from the exercise of stock options and proceeds of $0.8 million received from the issuance of common stock pursuant to the Company’s employee stock purchase plan partially offset by the repayment of $1.1 million of short-term debt.  Net cash provided by financing activities of $22.0 million for the nine months ended September 27, 2003 resulted primarily from proceeds of $62.7 million received from our common stock offering that was completed in June 2003, proceeds of $6.2 million received from the exercise of stock options and proceeds of $0.5 million received from the issuance of common stock pursuant to the Company’s employee stock purchase plan partially offset by the repayment of $47.3 million of short-term debt.

We have initiated a company-wide management action to lower our cost structure.  We expect this action will bring expenses in line with the growth in our core businesses and enhance our near and long-term profitability.  As a result of this initiative, we expect to incur a pre-tax restructuring charge of $12.5 million to $14.0 million, of which $1.3 million has been paid.  We expect the remainder to be paid within the next nine months.  We expect this initiative to be substantially completed during the first half of 2005.  We anticipate that the source for paying such costs will be from existing cash, cash generated from operations and/or short-term borrowings.

On May 31, 2002, we entered into a three-year syndicated $60.0 million Senior Revolving Credit Facility (the “Facility”). On July 9, 2003, we repaid the full amount outstanding under the Facility and no amount was outstanding under the Facility as of October 2, 2004.  While borrowings can still be made under the Facility, we presently anticipate using cash and cash equivalents before borrowing under the Facility.  Under the terms of the Facility, we are subject to certain debt covenants.  We are in compliance with these covenants as of October 2, 2004, and do not expect them to restrict our ability to borrow under the Facility for the remainder of 2004.  We are analyzing the options available to renegotiate, renew or enter into a new credit facility.  At this time, we have not made any decisions regarding the size or other provisions of any new credit facility.

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

PART II – OTHER INFORMATION

Item 5. – Other Information

David W. Golde, M.D., who formerly served as a member of the Company’s Board of Directors, Audit Committee and Nominating and Governance Committee, passed away on August 9, 2004.  As a result, the Company’s Board of Directors is currently comprised of seven members.

Following the Board of Directors meeting on September 21, 2004, the Audit Committee, Compensation Committee and Nominating and Governance Committee are comprised of the following members:

Audit Committee	Compensation Committee	Nominating and Governance Committee
Mary J. Steele Guilfoile, Chairman	Ronald A. Ahrens, Chairman	Sander A. Flaum, Chairman
Sander A. Flaum	Sander A. Flaum	Ronald A. Ahrens
Thomas W. Hofmann	Fred B. Parks, Ph.D.

Item 6. – Exhibits

Exhibits

31.1                           Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

/s/ MARTIN P. GALVAN
Martin P. Galvan
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

Date: November 10, 2004

Exhibit Index

31.1                                       Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                       Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                       Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.