Form 10-K
period 2004-12-31
VIASYS HEALTHCARE INC
filed 2005-03-17
CIK 1123361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the fiscal year ended January 1, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 2, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter), computed by reference to $20.15, the price at which the stock was last sold, was approximately $484,000,000. Shares of the Registrant's Common Stock held by the Registrant's executive officers and directors and by each entity that owns 10% or more of the Registrant's outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. In making such calculations, the Registrant is not making a determination as to affiliate or non-affiliate status of any holders of shares of Common Stock.

        As of March 9, 2005, the Registrant had 31,140,828 shares of Common Stock outstanding. This number excludes 5,597 shares held by the Registrant as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed no later than May 1, 2005, in connection with the 2005 Annual Meeting of Stockholders to be held on May 10, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Information Concerning Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include but are not limited to statements regarding our ability to find alternative suppliers for certain components, the effect of the expiration of our patents on our business, the expected time for shipments of our products to customers, the sufficiency of our facilities, our retention of all of our future earnings for use in our business, the effect of changes in foreign exchange rates on our business, our ability to obtain a new credit facility and the effect on our business of legal proceedings in which we are involved. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

  •
  our ability to realize the value of the goodwill and other intangible assets recorded on our financial statements;

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

Item 1. Business

Overview

        We are a healthcare technology company engaged in developing, manufacturing, marketing and servicing a variety of medical devices, instruments and medical and surgical products for use in the respiratory, critical care, neurocare and medical and surgical product markets. We were incorporated in Delaware in August 1995 as a wholly-owned subsidiary of Thermo Electron Corporation ("Thermo Electron" or "former parent company"). Our business was formed from the combination of a number of enterprises separately acquired or originated by Thermo Electron, including Bird Medical Technologies, Inc., Bear Medical Systems, Inc., SensorMedics Corporation, Erich Jaeger GmbH and Nicolet Biomedical, Inc. On November 15, 2001 ("Spin-off Date"), as part of its reorganization plan, Thermo Electron spun-off its equity interest in our Company by distribution of a dividend to its stockholders of record as of November 7, 2001. References to our Company for periods before the Spin-off Date are to the combined businesses of our former parent company from which we were formed.

        Our business is organized and operated through four segments:

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

        We market our products in over 100 countries and our customers include hospitals, alternate care sites, clinical laboratories, private physicians and original equipment manufacturers. Our global revenues from continuing operations in 2004 totaled $393.2 million. Revenue, operating income and total assets by segment are set forth in Note 17 to the Consolidated Financial Statements.

Recent Developments

        On July 28, 2004, we acquired substantially all of the assets of Taugagreining, hf. ("Taugagreining"), an Icelandic company that develops and markets electroencephalography ("EEG") technology for the diagnosis and monitoring of neurological function, for a cash purchase price of $5.6 million.

        On January 24, 2005, we acquired substantially all of the assets of Navion Biomedical Corporation, a company that develops, manufactures and markets a device used to facilitate the placement of peripherally inserted central catheters ("PICCs") and central venous catheters ("CVCs"), for a cash purchase price of $3.5 million, of which $0.2 million will be paid in the first quarter of 2006.

        On March 1, 2005, we acquired the medical division of Oxford Instruments plc ("Oxford Medical") for a cash purchase price of approximately $46 million subject to certain working capital adjustments. Oxford Medical is based in the United Kingdom and manufactures, develops, designs and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical's several business components. Neurophysiology's principal product lines include electromyography ("EMG") equipment and EMG needles and neurological disposables. The business also contains an obstetrics range of antenatal and fetal monitors and an ambulatory cardiology range of products. Oxford Medical had 2004 global revenues of approximately $57 million.

        On March 15, 2005, we acquired all of the outstanding capital stock of Micro Medical Limited ("Micro Medical"), a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $40.4 million. The purchase price consisted of approximately $36.6 million in cash (net of cash acquired) and approximately $3.8 million in assumed debt. In addition, we may also be required to pay additional consideration upon the achievment of certain criteria. Micro Medical had 2004 global revenues of approximately $16 million.

Our Strategy

        We focus our development and marketing activities on growth segments of the healthcare industry. We seek to capitalize on our research, development and marketing expertise, as well as our relationships with physicians and other medical caregivers in these markets to expand our business into high-value opportunities, including disposables, therapy and service-based products. We have augmented our internal research by acquiring companies with strong research capabilities and in-licensing technologies. In addition to acquisitions and new in-licensing opportunities, we are working to enhance and extend our existing product lines into next-generation products and to develop new products to broaden our existing respiratory technologies, critical care, neurocare and medical and surgical product offerings. Products that we introduced and upgraded during 2004 include:

  •
  VMAX® Encore ("VMAX") with Impulse Oscillatory Spirometry ("IOS")  –  an upgraded version of our successful VMAX line that allows for complete pulmonary function testing under normal breathing conditions;

  •
  LYRA™ Nasal CPAP Interface  –  a proprietary nasal mask used as part of a continuous positive airway pressure ("CPAP") system for treating sleep apnea;

  •
  AVEA®  –  significant hardware and software enhancements that provide a highly unique feature set, including an advanced respiratory mechanics monitoring capability that has been proven in clinical studies to reduce the patient's length of stay in the intensive care unit ("ICU");

  •
  VELA®  –  significant hardware and software enhancements, including the addition of non-invasive ventilation and improvements to battery function;

  •
  FLOW SCREEN® II  –  a feature rich spirometry product targeted to the primary care market;

  •
  MasterScope™ PC  –  a new modular device for the Master Screen family of pulmonary function testing products that offers key diagnostic features;

  •
  SiPAP™  –  An enhanced version of our INFANT FLOW® product that uses bi-level nasal CPAP for the non-invasive treatment of spontaneously breathing infants with hypoxemia;

  •
  NicoletOne™  –  a new multi-modality neurodiagnostic and monitoring system that combines clinical EEG, EMG, Evoked Potential ("EP") and Long-Term Monitoring ("LTM") capabilities. Other modules are being developed to add capabilities in Sleep, Vascular and other modalities;

  •
  NICOLET® ENDEAVOR™ CR  –  a smaller and more portable version of our intra-operative monitoring system that measures the integrity of nerve pathways during surgery and supports the remote monitoring needs of today's busy neurology practice;

  •
  NicoletOne Monitor  –  a new product as a result of the Taugagreining acquisition specifically developed to monitor neurological functioning of patients in neonatal ICUs, neurological ICUs or any general acute care setting where neurological deficit or impairment could occur. With the numerous neurological drugs and therapies now available, monitoring at-risk patients can guide therapy and improve outcomes;

  •
  NicoletOne Solutions  –  a new suite of NicVue database and V-Link connectivity solutions that provide the ability to seamlessly review, archive, sort and search clinical data from multiple locations. HL7, DICOM and other standard interfaces allow the NicoletOne systems (neuro and vascular) to send and receive data from hospital information systems to improve caregiver productivity;

  •
  TELOCIN™ Ultrasound System  –  a compact, easy-to-use diagnostic vascular ultrasound system that provides one of the most effective screening tests for at-risk stroke patients: the carotid ultrasound scan; and

  •
  VikingQuest™  –  a new neurodiagnostic monitoring system that brings together Nerve Conduction Studies, EMG, EP, Single Fiber Electromyography, Multiple Modality Programs and Autonomic Nervous System testing capabilities.

Principal Businesses and Products

Principal Businesses	Principal Products	Commenced Operations
Respiratory Technologies
Erich Jaeger	Pulmonary function testing and metabolic equipment; sleep diagnostic and therapy equipment	1954
SensorMedics	Pulmonary function testing and metabolic equipment; sleep diagnostic and therapy equipment	1983
VIASYS Clinical Services	Contract research services used in the investigation of respiratory illness	1998
Micro Medical	Devices used to diagnose and monitor respiratory illnesses; devices for cardiovascular assessment; CO monitors for use in smoking cessation programs and quit smoking campaigns	1983
Critical Care
Bear Medical	Adult, pediatric and infant mechanical ventilators	1972
Bird Medical	Adult, pediatric and infant mechanical ventilators	1954
EME	Infant nasal CPAP	1978
SensorMedics Critical Care	Specialized high-frequency oscillatory ventilators	1983
NeuroCare
Grason-Stadler	Hearing screening and diagnostic equipment	1949
Nicolet Biomedical	Neurodiagnostic and monitoring equipment	1967
Nicolet Vascular	Peripheral vascular diagnostic systems; transcranial Doppler systems; fetal and vascular small Doppler systems	1976

Medical and Surgical Products
Corpak	Disposable enteral access and airway management devices	1980
Stackhouse	Surgical barrier control systems	1936
Tecomet	Orthopedic and spinal implants; X-ray grids for mammography; left ventricular assist components	1964

Respiratory Technologies

        Our Respiratory Technologies group develops, manufactures, markets and services products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders. These products are used in a variety of settings, from intensive care to homecare, but generally share a common diagnostic focus on breathing and the availability of oxygen throughout the body. We market our respiratory technology products throughout the world to a variety of customers including hospitals, clinics, private physicians and research centers under the brand names JAEGER™ and SENSORMEDICS®.

        Our Respiratory Technologies business is comprised of the following product lines:

  •
  Lung function testing, equipment used to diagnose pulmonary disorders;

  •
  Sleep diagnostic and therapeutic, systems for the diagnosis and treatment of sleep-related disorders; and

  •
  VIASYS Clinical Services, products and services to support pharmaceutical and biotechnology companies and clinical research organizations.

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

        We market our lung function diagnostic equipment internationally under the SENSORMEDICS and JAEGER brand names. We offer a broad line of pulmonary function testing equipment, from basic spirometry products, which measure the rate and volume of breathing, to complete pulmonary function and metabolic systems, which measure a wide range of heart, lung and metabolic functions. Our principal pulmonary function testing products are:

  •
  SENSORMEDICS VMAX Encore, a portable pulmonary function and metabolic diagnostic system designed for use by healthcare providers. VMAX is a modular system that allows end-users to configure a system to their specific needs and to add diagnostic functions as those needs change. VMAX may be configured in a variety of ways, ranging from a simple spirometry system to a full-featured pulmonary function and metabolic diagnostic lab. In 2004, we added IOS, a proprietary technology that allows complete pulmonary function testing under normal breathing conditions. This is especially useful in sick, young and elderly patients that have difficulty with forced expiration;

  •
  JAEGER MasterScreen, a full-function, pulmonary function and metabolic diagnostic system for use primarily by healthcare providers. Our MasterScreen series of products are similar to the VMAX system, but are constructed in a single configuration with fully integrated features; and

  •
  Micro Medical Micro Series, respiratory measurement devices used to diagnose and monitor Chronic Obstructive Pulmonary Disease ("COPD"), asthma, bronchitis, emphysema, cystic fibrosis, lung cancer and other respiratory system diseases.

        We believe that through our combined SensorMedics, Micro Medical and Erich Jaeger businesses we represent one of the largest global manufacturers of lung function testing equipment.

Sleep Diagnostic and Therapeutic Equipment

        Sleep diagnostic and therapeutic equipment measures a variety of respiratory and neurological functions to assist in the diagnosis, monitoring and treatment of sleep disorders, such as snoring and obstructive sleep apnea, a condition that causes a person to stop breathing intermittently during sleep.

        We market our sleep diagnostic and therapeutic testing systems under the SENSORMEDICS and JAEGER brand names. Our sleep diagnostic products range from basic sleep diagnostic systems that monitor one patient to networked, modular, expandable sleep labs that can monitor multiple patients simultaneously. Our sleep therapy product line for homecare use includes CPAP systems that assist breathing to allow for uninterrupted sleep. Our principal sleep diagnostic and therapeutic devices are:

  •
  SOMNOTRAC®PRO, SOMNOSTAR®PRO and SLEEPSCREEN™, sleep diagnostic systems that monitor respiratory and neurological functions to assist in the diagnosis of sleep disorders;

  •
  ORION®, PEGASUS®, DORADO™ and DELPHINUS™ CPAPs, sleep therapy products with various monitoring capabilities which use a gentle stream of air to encourage a patient's airway to remain open while sleeping; and

  •
  LYRA Nasal CPAP Interface, sleep therapy products that are worn to allow delivery of mild positive pressure to treat sleep apnea.

        We believe we hold a market leadership position in sleep diagnostics.

VIASYS Clinical Services ("VCS")

        Our clinical services business provides technology and services including VIAPAD™, our proprietary electronic data capture device, to several major pharmaceutical and biotechnology companies and clinical research organizations. We assist these companies and organizations in the monitoring of subjects in clinical research studies which investigate treatments for respiratory illnesses. VCS provides customers with high quality data during their clinical studies, which can result in the need for fewer patients and accelerated data capture. VCS' competence is true paperless data collection in global clinical trials and reliable data capture with centralized data management and reporting for diagnostic and home monitoring equipment (including electronic diaries).

        We believe the clinical services market offers a significant opportunity for growth within our Respiratory Technologies group, as well as in other segments of our Company, such as in our NeuroCare group.

Critical Care

        Our Critical Care group develops, manufactures, markets and services life support products to treat respiratory insufficiencies caused by illness, injury or premature birth. These products are used in a variety of settings, from intensive care units to homecare. We market our critical care products throughout the world to a variety of customers including hospitals, clinics, private physicians, research centers and original equipment manufacturers. Our Critical Care business is comprised of the following product lines:

  •
  Mechanical ventilators, products for patients who need assistance with breathing; and

  •
  Other Products, such as specialized ventilators, treatment devices, blenders and monitoring devices.

Mechanical Ventilators

        Mechanical ventilators are used by patients who are unable to breathe adequately without assistance due to disease or injury. These devices pump heated, humidified, oxygen-enriched air into the lungs at regulated pressures, volumes and times in order to approximate normal breathing or to modify breathing to treat disorders. They are typically configured either for adult, pediatric or neonatal use and are marketed globally under the BIRD®, BEAR®, EME® and VIASYS™ Critical Care brand names.

        Our principal mechanical ventilators are:

Usage
Product	Home	Institutional	Adult	Pediatric	Neonatal	Portable
AVEA, a high-end volume/pressure ventilator		X	X	X	X
VELA, a conventional volume/pressure ventilator		X	X	X		X
TBIRD®, a full-feature ventilator that can be used in both hospital and alternative care sites	X	X	X	X		X
V.I.P. BIRD ® & BEAR CUB® 750, ventilators for neonatal and pediatric intensive care units		X		X	X

Other Products

        In addition, we offer high-frequency oscillatory ventilators ("HFOV"), which are specialized ventilators designed to provide superior pulmonary gas exchange, while protecting the patient's lungs from damage that may be caused by the cyclic expansion and contraction characteristic of conventional ventilators. Our HFOV products are listed by the U.S. Food and Drug Administration as Class III devices, which require a higher level of "evidence of safety and efficacy" through successful prospective randomized clinical trials, a standard not required of conventional ventilators. Our primary HFOV products, which are marketed under the SENSORMEDICS brand name, are:

  •
  3100A HFOV, for use in children and premature infants who suffer acute respiratory failure; and

  •
  3100B HFOV, for use in adults for the treatment of acute respiratory distress syndrome ("ARDS").

        We also offer a variety of related products including:

  •
  INFANT FLOW and SiPAP, proprietary forms of nasal CPAP;

  •
  air/oxygen blenders, which regulate, in specific concentrations, the oxygen delivered by a mechanical ventilator or oxygen delivery device;

  •
  ventilator accessories, such as air compressors, heated humidifiers and mounting stands; and

  •
  monitoring devices that measure the volume of gas entering and exiting a patient's lungs during mechanical ventilation.

        We believe our Critical Care business is a market leader in the pediatric and neonatal conventional ventilation markets, as well as the high-frequency ventilator market.

NeuroCare

        Our NeuroCare group develops, manufactures, markets and services a comprehensive line of neurological, vascular and audiology diagnostic systems that are used by physicians and medical technologists to assist in the diagnosis and monitoring of neurological, vascular, brain and auditory disorders. We market our portfolio of products globally to a variety of customers under brand names such as GRASON-STADLER® ("GSI"), NICOLET Biomedical and NICOLET Vascular. Our NeuroCare business is comprised of the following product lines:

  •
  Electromyography and Evoked Potential ("EP"), equipment that measures electrical activity in nerves and muscles;

  •
  Electroencephalography, equipment that monitors and visually displays the electrical activity generated by nerve cells in the brain;

  •
  Epilepsy Monitoring, equipment that enables a physician to assess the frequency and severity of epileptic and non-epileptic seizures over long periods of time;

  •
  Audiology, equipment that assesses hearing and balance disorders using a variety of testing techniques and assists in the placement of digital hearing aids and cochlear implants;

  •
  Intra-Operative Monitoring ("IOM") and Transcranial Doppler, products that assist surgeons in preserving the functional integrity of a patient's circulatory and nervous systems during and after complex surgical procedures;

  •
  Physiologic peripheral vascular diagnostics, products that assist healthcare professionals to detect, grade and track treatment of peripheral vascular disease; and

  •
  Patient Management Software Solutions, systems that capture, communicate, archive and summarize patient results for remote viewing, billing and improved productivity.

Electromyography and Evoked Potential

        EMG is the measurement of electrical activity in the nerves and muscles. EP is the monitoring of patient response to stimuli in order to evaluate the condition of specific nerve pathways. Physicians and technicians in the fields of neurology, physical medicine and rehabilitation use EMG and EP data to confirm the diagnosis of various diseases and disorders, including carpal tunnel syndrome, Lou Gehrig's (ALS) disease, multiple sclerosis and spinal cord injury. Our principal EMG and EP diagnostic products are the VikingSelect™, VikingQuest and TOENNIES™ NEUROSCREEN® as well as the newly acquired products of Oxford Medical, which are sold under the SYNERGY™ brand name.

Electroencephalography

        An EEG is a visual display of electrical activity generated by nerve cells in the brain. Placing electrodes on the scalp allows the brain's activity to be amplified and displayed in rising and falling potentials called brain waves. Traditionally, physicians use EEGs primarily for the diagnosis of epilepsy and the monitoring of surgical and pharmaceutical treatments. Our principal EEG diagnostic product line is the NicoletOne system, introduced in mid-2004, which allows screening of brain wave abnormalities. Increasingly, clinicians are monitoring at-risk acute care patients (especially neonatal and neurological patients) to guide therapies and improve outcomes. Our new NicotletOne Monitor is specifically designed to work in an acute care team setting with its compact size and ease-of-use.

Epilepsy Monitoring

        Our epilepsy monitoring system combines EEG data with digital video of a patient to enable a physician to assess the frequency and severity of epileptic and non-epileptic seizures over a multiple day period, typically three or four days. Our system helps the physician locate the site of epileptic seizures in the brain for surgical intervention, to determine the proper dosage of drug therapies, or to determine other courses of treatment for a particular patient.

Audiology

        Audiology is the assessment of hearing, auditory performance and balance disorders using a variety of testing techniques, including the evaluation of the function of the ear and the measurement of neural responses to sound. We offer a broad range of audiology diagnostic instruments for middle ear testing in adults and children that we market under the GSI and NICOLET Biomedical brand names. Our primary audiology product is the GSI AUDERA™ device, which assists physicians in fitting cochlear implants and hearing aids especially in children. In 2004, the GSI AUDERA system was enhanced with important new diagnostic test features and a new software platform that allows for easy integration of language capability.

Intra-Operative Monitoring and Transcranial Doppler

        Our intra-operative monitoring products assist surgeons in preserving the functional integrity of a patient's circulatory and nervous systems during and after complex surgical procedures, such as vascular reconstruction and tumor removal. NeuroCare's primary products in this area are the ENDEAVOR CR, a sophisticated intra-operative monitoring system that provides simultaneous EEG, EP and EMG monitoring for use in the operating room and intensive care units, and the PIONEER™ and COMPANION™ transcranial Doppler systems, which monitor blood flow to the brain in a non-invasive manner.

Physiologic Peripheral Vascular Diagnostics

        Our physiologic testing systems include the VasoGuard™ and MicroLite™, non-invasive products that use a variety of technologies to detect, grade and follow various peripheral vascular diseases. Non-invasive testing is more cost-effective and speeds identification and location of disease thus reducing time spent on other more expensive and invasive tests. In addition, these systems assist in optimizing other therapies, such as medication, surgery or vascular stent placement.

        We also offer a variety of products related to our neurodiagnostic instruments, including:

  •
  Medical pocket Dopplers, instruments that detect fetal heartbeats and blood flow in the peripheral vasculature; and

  •
  Transcranial Doppler sonographs, instruments that measure blood flow in the brain.

Patient Management Software Solutions

        Our patient management software solutions are designed to improve clinical productivity by providing data management and connectivity to hospital information systems. Our customers are able to collect, archive, share and view patient information in local databases and networks. In addition, they may use the solutions to reduce errors and improve productivity by seamlessly sharing patient results across the hospital's clinical network.

        We believe we are market leaders in the neurodiagnostic, peripheral vascular diagnostic and audiologist-focused audio diagnostic markets. In the most recent customer surveys conducted by MDBuyline, VIASYS NeuroCare ranked first in six out of seven customer attribute ratings and had the highest composite score in the industry.

Medical and Surgical Products

        Our Medical and Surgical group develops, manufactures and markets disposable products and specialty medical products. The Medical and Surgical group is focused on medical disposable products, orthopedic and spinal implants as well as a number of components for various medical devices. We market our disposable products, such as our feeding tube systems, disposable airway management devices, medical access systems and surgical barrier control systems, to hospitals and homecare, long-term care and, in some cases, to industrial customers. We market our specialty products and materials, such as our surgical implant components, to original equipment manufacturers for inclusion in their products. Our Medical and Surgical Products business is comprised of the following businesses:

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

MedSystems Disposables

        In 2002, we created a strategic business unit called MedSystems through the combination of our Corpak and Stackhouse businesses. This strategic business unit develops, manufactures and markets a variety of disposable products, including:

  •
  Specialty feeding tubes that supply nutrition to critically ill or compromised patients. These tubes run from the nose into either the stomach or small bowel and allow easily-digested nutrients to be delivered into a patient's digestive tract rather than into the blood stream. Our specially designed tubes can be placed into the small bowel at the patient's bedside resulting in reduced patient transport costs and quicker caloric goal achievement. We market this group of products under the CORFLO® brand name and, according to IMS, a global provider of business intelligence and strategic consulting services for the healthcare and pharmaceutical industries, we are the market leader in specialty long-term naso-gastric feeding tubes.

  •
  Neonatal/Pediatric devices, such as:

  •
  Closed suctioning systems that assist infants requiring mechanical ventilation by maintaining an open airway and ensuring that the lungs remain inflated. We market this product under the NeoLink™ brand name.

  •
  Farrell Gastric Relief Systems that eliminate the gas and fluid buildup that is common in infants suffering from digestive complications, thereby allowing the delivery of nutrients into the stomach. We market this product under the CORFLO brand name.

  •
  Disposable respiratory accessories that assist a patient's breathing during surgery or trauma, which we market under the PULMANEX® brand name.

  •
  Surgical barrier control systems that we market to hospitals globally under the Stackhouse brand name. Our principal surgical barrier control systems are:

  •
  FREEDOMAIRE® Surgical Helmets and ACS Surgical Face Shields that protect surgeons from contamination introduced into the operating room;

  •
  VitalVac® Surgical Smoke Evacuation Systems, which are air filtration systems that collect the smoke plume created from vaporizing tissue during laser surgery or electrosurgery; and

  •
  Gowns, masks and caps used in industrial environments.

        On January 24, 2005, we acquired substantially all of the assets of Navion Biomedical Corporation, a company that developed, manufactured and marketed the NAVIGATOR® BIONAVIGATION® ("NAVIGATOR") system. The NAVIGATOR system is used to facilitate the placement of PICCs and CVCs. PICCs are used by clinicians to deliver intravenous fluids, medications, and nutrition directly into the blood stream for faster dissemination throughout the body, especially the heart. The placement of PICCs must be verified by X-ray. PICC lines frequently need to be repositioned before proceeding with the administration of the drug or nutrition therapy. Repositioning and the additional confirmatory X-rays add significant cost to patient care and increase the time the patient is without the therapy. The NAVIGATOR system permits bedside determination of the position and direction of the catheter tip and reduces the need for repositioning and additional confirmatory X-rays.

        In early 2005, we received U.S. Food and Drug Administration clearance to market the CORTRAK™ system, a device designed to aid in the placement of enteral feeding tubes. The CORTRAK system consists of a computer monitor, a receiver and a specially designed transmitter stylet attached to our feeding tube. As the feeding tube is advanced, the monitor provides a real time representation of the feeding tube's relative position within the alimentary canal. Feeding tube placements, gastric or small bowel, follow a distinct "track". Any deviation from the expected track can be resolved by the clinician, thus preventing accidental lung placements or the tube coiling in the stomach. Clinical studies indicate an extremely high rate of successful bedside placement of small bowel feeding tubes on the first attempt when CORTRAK is used.

Orthopedic, Specialty Products and Materials

        We develop, manufacture and market a variety of specialty products and materials for inclusion by original equipment manufacturers in their products, including:

  •
  Surgical implant components, which are used in reconstructive, spinal and trauma surgery, which we market to original equipment manufacturers that design and distribute orthopedic implants globally;

  •
  Key components for a left ventricular assist device which is used to bridge the gap to heart transplant in cardio-vascular surgery; and

  •
  Medical imaging components that reduce X-ray scatter, which allows for high resolution images in mammography and early detection of tumors.

VIASYS Customer Care

        VIASYS Customer Care provides warranty, technical support and long-term service contract options for our products. In addition, our customer care professionals provide the training, installation, contract administration, parts and product upgrades to support both our direct customers and our worldwide distributor network. We provide these services through an organization of approximately 220 experienced biomedical engineers and technicians.

New Products, Research and Development

        We seek to combine research and development spending with our significant knowledge base and key industry relationships to develop a robust pipeline of new products. We have a very active product development portfolio that is now substantially more productive than in the past due to the introduction of a disciplined process for managing research and development throughout the Company. All projects are closely monitored through each step of development and the basic assumptions about the market, costs and competition are systematically reviewed to continually validate the viability of the project.

        Our Respiratory Technologies group has broad initiatives to continue the growth of VCS, our clinical services business, improve our sleep diagnostic and therapy franchise, and develop applications for nitric oxide, a therapeutic gas with broad clinical efficacy. VCS leverages our competencies in respiratory medicine, pulmonary mechanics and telemedicine to assist in the management of pharmaceutical trials. We are adding both software and hardware engineering capabilities to the group in order to improve our value to the pharmaceutical and biotechnology industries and assist them in bringing better documented and better understood products to market faster than in the past. We are also conducting research into potentially significant areas for utilization of nitric oxide. While we are in the early phases, clinical results on a relatively small number of patients have been promising and we intend to increase our focus in this area. VMAX and MasterScreen are two competitive but highly complementary product lines that have given us market leadership in both the U.S. and Europe. In 2005, research and development efforts will begin for the next generation hardware platform that will capitalize on the strengths of both the MasterScreen and VMAX product lines.

        Our Critical Care group is working on a number of initiatives to enhance and expand the capabilities of our flagship mechanical ventilator platforms, AVEA and VELA. We will continue to develop these product platforms as long term projects. We are also expanding the use of Heliox medical gas on our AVEA ventilator. AVEA is the only ventilator approved for use with Heliox gas in the United States. Heliox is a mixture of medical grade air and helium and its' lighter than air qualities make the work of breathing easier for patients with obstructive breathing disorders such as asthma or COPD. In 2004, we introduced SiPAP, the next generation of our patented INFANT FLOW non-invasive ventilation product.

        Our NeuroCare group launched a number of new products in 2004, including the ENDEAVOR CR, a much lighter and smaller IOM system. IOM systems are used to monitor the integrity of nerve pathways during an increasing number of surgical procedures. The use of this equipment requires an experienced technician; therefore it is not uncommon to move both the technician and equipment into numerous surgical suites. The new IOM system meets this emerging need with a full-featured, rugged and durable solution that is one-third lighter and smaller than conventional systems. In addition, we launched an entire suite of core EEG, EMG, LTM and information technologies in the new NicoletOne multi-modality system that supports the new dynamic workflow requirements of diagnostic clinicians. Advanced signal processing, clinical reporting, database and interfacing tools were also launched (NicVue and V-Link) now improving quality and access of patient information, reducing costs and improving productivity and quality of care. The AUDERA system was enhanced in 2004 with important new diagnostic test features and a new software platform that allows for easy integration of language capability. The vascular technologies group continued to advance with new state-of-the-art operating system platforms and signal processing advances such as Continuous SoundTrack for transcranial Doppler monitoring.

        Our Medical and Surgical group has recently launched products to establish a new market based on technologies that determine the position of catheters placed into the body such as feeding tubes and CVCs. Generally, these catheters are placed "blindly" at the bedside and their position is confirmed by X-ray. Significant healthcare dollars are spent repositioning these catheters to the optimal position within the body. These new "medical access" technologies will drastically reduce the dollars spent on repositioning these catheters. MedSystems also expects to introduce several products to revitalize our barrier protection systems, including a new helmet system for protecting physicians and patients in the surgical suite.

Raw Materials

        We believe we have a readily available supply of raw materials for all of our significant products from various sources and do not anticipate any difficulties in obtaining raw materials essential to our business. However, some components and raw materials are purchased from sole-source suppliers. We believe that we have the ability to locate, over time, alternative sources of supply at prices competitive with our current supplies or to develop the internal capability to produce such components, if necessary. We have not had a significant production delay that was primarily attributable to an outside supplier.

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

  •
  criminal prosecution.

        Further, if our suppliers or companies we supply products to do not meet their regulatory requirements, we could also be materially adversely affected.

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

        The FDA monitors compliance with the QSR and current good manufacturing practice requirements by conducting periodic inspections of manufacturing facilities. Violations of applicable regulations noted by the FDA during inspections of our manufacturing facilities could materially adversely affect the continued marketing of our products.

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

International

        We derive 44% of our revenues from sales of products outside the United States. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval or marketing clearance. These differences may affect the efficiency and timeliness of international market introduction of new products.

        A medical device may only be marketed in the European Union ("EU") if it complies with the Medical Devices Directive ("MDD") and bears the CE mark as evidence of that compliance. To achieve this the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance and we, as manufacturer of the devices, must undergo a verification of our regulatory compliance by a third-party standards certification provider, a so-called "Notified Body". The nature of the assessment depends upon the regulatory class of products concerned, which in turn determines the precise form of testing undertaken by the Notified Body. Similar to the system in the United States, medical devices in the EU are classified according to the risks posed by their use, with Class I being low risk devices, Class IIa being medium risk devices, Class IIb being medium/high risk devices and Class III being high risk devices. Our devices fall into the medium and high risk categories and as such require a higher level of regulatory assessment. As of January 1, 2005, our key respiratory technologies, critical care and neurocare products bore the CE mark.

        The requirements of the MDD must be complied with by the "manufacturer of the device" which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed in the EU market, regardless of whether these operations are carried out by this entity or on its behalf. Therefore, where our specialty products and materials are incorporated by original equipment manufacturers into their products, compliance with the MDD is their responsibility.

        Geographic information is discussed in Note 17 to the Consolidated Financial Statements.

Third-Party Reimbursement

        In the United States, health care providers that purchase medical devices generally rely on third-party payors to reimburse all or a portion of the cost of the devices either directly or bundled as a component of a reimbursement for health care services. Examples of third-party payors are Medicare, Medicaid, private health insurance plans and health maintenance organizations. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services ("CMS"), through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain health care items and services furnished to the elderly and disabled. Medicaid is an insurance program for the poor that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern their individual program. Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payors.

        The federal government and various state governments are currently considering proposals to reform the Medicare and Medicaid systems. We are unable to evaluate what legislation may be drafted and whether or when any such legislation will be enacted and implemented. Some of these proposals, if adopted, could have a material adverse effect on our business, financial condition and results of operations.

        During the past several years, the major third-party payors have substantially revised their reimbursement methodologies in an attempt to contain their health care reimbursement costs. Medicare reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient's specific diagnosis. As a result, any illness to be treated or procedure to be performed will be reimbursed only at a prescribed rate set by the government that is known in advance to the health care provider. If the treatment costs less, the provider keeps the overage; if it costs more, the provider cannot bill the patient for the difference. No separate payment is made in most cases for products such as our medical devices when they are furnished or used in connection with inpatient care. Many private third-party payors and some state Medicaid programs have also adopted similar prospective payment systems.

        Third-party payors have recently increased their emphasis on managed care, which has led to an increased emphasis on the use of cost-effective medical devices by health care providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical product suppliers.

        Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored healthcare and private insurance. We have received international reimbursement approvals for many of our products and plan to seek international reimbursement approvals for other products. In contrast to the United States, Europe is a highly fragmented market, with a large number of distinct and uniquely structured healthcare delivery and payment systems. European health care systems are beginning to confront the same fiscal pressures and limitations that characterize the United States health care system and are increasingly adopting many of the same cost and utilization control mechanisms. To the extent that any of our products are not entitled to reimbursement in any international market, market acceptance of such products would be materially adversely affected.

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

        The United States Department of Health and Human Services has issued regulations from time to time setting forth so-called "safe harbors," which would protect certain limited types of arrangements from prosecution under the statute. Failure to comply with each element of a particular safe harbor does not mean that an arrangement is per se in violation of the Anti-Fraud and Abuse Law. As the comments to the safe harbors indicate, the purpose of the safe harbors is not to describe all illegal conduct, but to set forth standards for certain non-violative arrangements. Nevertheless, if an arrangement implicates the Anti-Fraud and Abuse Law and full compliance with a safe harbor cannot be achieved, the Company risks greater scrutiny by the OIG and, potentially, civil and/or criminal sanctions. The Company believes its arrangements are in compliance with the Anti-Fraud and Abuse Law; however, no assurance can be given that regulatory authorities will not take a contrary position.

        Moreover, the Civil False Claims Act prohibits knowingly presenting (including "causing" the presentation of) a false, fictitious or fraudulent claim for payment to the United States federal government. Actions under the Civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of health care providers, suppliers and manufacturers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million dollar settlements. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources in investigating healthcare providers', suppliers' and manufacturers' compliance with health care billing, coverage and reimbursement rules and fraud and abuse laws.

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

        We have entered into a number of license and other arrangements under which we have obtained rights to manufacture and market some products or potential products. For instance, a number of the therapeutic-based products that we are developing incorporate proprietary technologies that we have licensed from third parties. Under our existing licenses, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license, we may be required to license to the licensor any related intellectual property that we developed.

        We do not consider any patent or related group of patents to be of such importance that its expiration or termination would materially affect our business.

Competition

        The respiratory technologies, critical care, neurocare and medical and surgical product markets are highly competitive. We compete with many companies ranging from small start-up enterprises to companies that are larger and more established than us, with access to significant financial resources and greater name recognition, research and development experience and regulatory, manufacturing, and marketing capabilities. We believe that we compete in each of our markets primarily on the basis of reputation, product reliability and performance, product features and benefits, price and post-sale service and support.

        Our Respiratory Technologies and Critical Care segments compete with products from firms such as Maquet AG, Dräger Medical AG, General Electric Company, Tyco Healthcare Group, Ferraris Group PLC and Respironics, Inc. The principal competitors of our NeuroCare segment include

Bio-logic Systems Corporation, Nihon Kohden Corporation and XLTEK (Excel Tech Ltd). The principal competitors of our Medical and Surgical Products segment include the Ross Products Division of Abbott Laboratories, Tyco Healthcare Group, Vital Signs, Inc., The Dow Chemical Company and J. P. Stevens Company.

Employees

        As of January 1, 2005, we had approximately 1,750 full-time employees, of which approximately 1,400 were employed in the United States. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Some of our international employees are represented by either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, our ability to reduce our workforce or wage rates is subject to agreement or consultation with the appropriate labor union or works council. We consider our employee relations to be good.

Available Information

        Our website address is www.viasyshealthcare.com. Through a link on the Investors Section of our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, and our proxy statements as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. Our Code of Business Conduct and Ethics for Directors, Code of Conduct, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our Board of Directors are also available on the Investor Section of our website. Additionally, printed copies of these documents may be obtained, without charge, by calling our Investor Relations Department at (610) 862-0799 or by contacting: Investor Relations, VIASYS Healthcare Inc., 227 Washington Street, Suite 200, Conshohocken, PA 19428.

Risk Factors

Demand for some of our products depends on the capital spending policies of our customers and on government funding policies. Changes in these policies could negatively affect our business.

        A majority of our customers are hospitals. We also sell to laboratories, universities, healthcare providers and public and private research institutions. Many factors, including public policy spending provisions, available resources and economic cycles have a significant effect on the capital spending policies of these entities. These factors can have a significant effect on the demand for our products. For example, a reduction in funding to major government research supported agencies, such as the National Institutes of Health or the National Science Foundation, could materially adversely affect sales of our sleep diagnostic testing equipment.

We depend on third-party reimbursement to our customers for market acceptance of our products. Our profitability would suffer if third-party payors failed to provide appropriate levels of reimbursement for the purchase or use of our products or if any governmental or third-party payor were to issue an adverse determination or restrictive coverage policy.

        Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. The cost of some of our products, particularly our VMAX and MasterScreen pulmonary function and metabolic diagnostic systems, our epilepsy monitoring systems and our intra-operative monitoring systems is substantial. Without both favorable coverage determinations by, and the financial support of, government and third-party insurers, the market for some of our products could be limited.

        Governments and private insurers in many countries closely examine medical products and devices incorporating new technologies to determine whether to cover and reimburse for the purchase or use of such products and devices and, if so, the appropriate level of reimbursement. We cannot be sure that third-party payors will cover and reimburse customers for purchases of future products or that any such reimbursement will enable us to sell these products at profitable prices. We also cannot be sure that third-party payors will maintain the current level of reimbursement to physicians and medical centers for use of our existing products. Adverse coverage determinations or any reduction in the amount of this reimbursement could harm our business.

        During the past several years, major third-party payors have substantially revised their reimbursement methodologies in an attempt to contain their healthcare reimbursement costs. Third-party payors have recently increased their emphasis on managed care, which has led to an increased emphasis on the use of cost-effective medical devices by healthcare providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical products suppliers.

        The federal government and private insurers continue to consider ways to change the manner in which healthcare services are provided and paid for in the United States. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could materially affect the payments we receive from sales of our products. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of the level of patient treatment and other countries requiring application for, and approval of, government or third-party reimbursement. Even if we succeed in bringing new products to market, uncertainties regarding future healthcare policy, legislation and regulations, as well as private market practices, could materially affect our ability to sell our products in commercially acceptable quantities at profitable prices.

We may need additional capital to sustain and expand our business, including the development of new products.

        As of January 1, 2005, we had cash and cash equivalents of $122.3 million and a $60.0 million revolving credit facility under which $58.4 million was available to borrow. On January 24, 2005, we acquired substantially all of the assets of Navion Biomedical Corporation for a cash purchase price of $3.5 million, of which $0.2 million will be paid in the first quarter of 2006. On March 1, 2005, we acquired the global medical business of Oxford Instruments plc for a cash purchase price of approximately $46.0 million. On March 15, 2005, we acquired all of the outstanding capital stock of Micro Medical, for an aggregate purchase price of approximately $40.4 million. The purchase price consisted of approximately $36.6 million in cash (net of cash acquired) and approximately $3.8 million in assumed debt. The purchase price for these acquisitions was paid from our cash available at year end. The remaining cash and the credit facility are available to expand our business, either through acquisitions or development of new products.

        Our current credit facility will expire on May 31, 2005. We are currently in the process of obtaining a new credit facility and anticipate that a new facility will be in place on or before the expiration date of the current facility. The amount and other terms of the new credit facility have not yet been finalized. While we anticipate that we will be able to obtain a new credit facility and that the terms of such facility will be at least as favorable as the current credit facility, there is no guarantee that we will be able to obtain a new credit facility or that the terms will be attractive to us in financing our business plans.

        Our ability to access the current or new credit facility will depend on complying with the debt covenants that are part of those agreements. The covenants of our current credit facility include a maximum ratio of debt to earnings before interest, taxes and depreciation and amortization ("EBITDA") of 2.5, a minimum ratio of EBITDA to interest expense of 4.0, maximum annual capital expenditures of $20 million and a minimum level of stockholders' equity. We expect the new debt covenants to be similar in nature but anticipate that changes, such as the maximum capital expenditure limit, will be made in order to consider our needs over the term of the new credit facility.

        While we are in compliance with the debt covenants of our current credit facility and expect to be able to meet the requirements of the current credit facility through the expiration date and the requirements of any new credit facility in the future, failure to satisfy any of the conditions would require us to renegotiate either facility on terms that may not be as favorable or could require us to repay any outstanding balance. While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit facility would be on terms that would be attractive to us in financing our business plans.

        In addition, we may need to seek capital beyond that available under a credit facility. Adequate funds for these purposes on terms favorable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed and, if consummated, may result in significant dilution to existing stockholders. If we are unable to secure additional funding when required, we may be required to delay, scale back, and/or abandon some or all of our product development programs or acquisitions.

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

        VIASYS and its former parent company have paid substantial premiums over the net assets of some of the companies that comprise our business. We have acquired significant intangible assets, including approximately $190.2 million of cost in excess of net assets of acquired companies, or goodwill, recorded on our balance sheet as of January 1, 2005. This represents approximately 35% of our total assets as of that date. Our ability to realize the value of this asset will depend on future cash flows of the acquired businesses. Cash flow, in turn, depends on how well we have identified these acquired businesses as desirable acquisition candidates and how well we can integrate these acquired businesses.

The complexity presented by international operations could have a material adverse effect on our business.

        International revenues account for a substantial portion of our revenues. International revenues, including export revenues from the United States, accounted for 44% of our total revenues in 2004 and 2003. While we plan to continue expanding our presence in international markets, our international operations present a number of risks, including the following:

  •
  Foreign laws in a number of countries may limit our ability to properly maintain our distribution channels. For example, a number of foreign laws restrict our ability to terminate a distributor for taking actions that materially adversely affect our business, such as manufacturing and selling competing products.

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

        In addition, we may be sued by third parties claiming that our products infringe on the intellectual property rights of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. Such claims could result in awards of substantial damages, which could have a material adverse impact on our operating results. In addition, intellectual property litigation or claims could force us to:

  •
  cease selling, incorporating or using any of our products that incorporate the challenged intellectual property, which would materially adversely affect our revenue;

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

        We license rights to products and technology that are important to our business and we expect to enter into additional licenses in the future. Although the products and technology that we currently license account for less than 5% of our total annual revenues, we expect that this percentage will increase as we develop and introduce additional licensed products to the market. For instance, a number of the therapy-based products that we are developing incorporate proprietary technologies that we have licensed from third parties. Under these licenses, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license, we may be required to license to the licensor any related intellectual property that we developed.

Our ability to market and sell our products depends upon receipt of domestic and foreign regulatory approval of our products and manufacturing operations. Our failure to obtain or maintain regulatory approvals and compliance could have a material adverse effect on our business.

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

        We have undertaken a substantial internal development strategy under which we anticipate developing a number of therapy and service-based products. This strategy represents a departure from our traditional business model and we may not have sufficient expertise and experience necessary to successfully implement this new strategy and develop these new products. Furthermore, the successful development and commercialization of these new products will depend upon our ability to obtain regulatory approvals, as discussed above. If we are unable to obtain these regulatory approvals, we will be unable to market and sell our products, which will negatively affect our business. Even if we are able to obtain regulatory approval for our products we may have difficulty in bringing these products to market. In addition, once our new products are brought to market, their shipment may be delayed or the products may have to be discontinued based on design, mechanical, software, regulatory or other issues. These matters may materially adversely affect our business and reputation.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

        Outside vendors, some of which are sole-source suppliers, provide key components and raw materials that we use in the manufacture of our products. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole-source component or raw material could harm our ability to manufacture the affected product until we identify and qualify a new source of supply. In addition, an uncorrected defect or supplier's variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture the affected product. We may not be able to find a qualified alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, which could impair our ability to produce and supply our products. If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval for a replacement component, which would cause significant delays that could have a material adverse effect on our business and operating results.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay transactions that our stockholders may favor.

        Provisions of our charter and by-laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. For example, these provisions:

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

        In addition, our board of directors has adopted a stockholder rights plan intended to protect stockholders in the event of an unfair or coercive offer to acquire our Company and to provide our board of directors with adequate time to evaluate unsolicited offers. This rights plan may have anti-takeover effects. The rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms that our board of directors does not believe are in the best interests of us and our stockholders and may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares.

Item 2. Properties

        The following is a summary of the properties we owned or leased at January 1, 2005:

Location	Leased/ Owned	Purpose	Business Segment
Yorba Linda, CA	Leased	Manufacturing, research and development, sales and administration	Respiratory Technologies
Hoechberg, Germany	Leased	Manufacturing, research and development, sales and administration	Respiratory Technologies
Bilthoven, the Netherlands	Leased	Sales and warehousing	Respiratory Technologies
Paris, France	Leased	Sales offices	Respiratory Technologies
Palm Springs, CA	Owned	Manufacturing, research and development, sales and administration	Critical Care
Palm Springs, CA	Leased	Warehousing facility	Critical Care
Brighton, United Kingdom	Leased	Property is vacant	Critical Care

Brighton, United Kingdom	Leased	Property is vacant	Critical Care
Coventry, United Kingdom	Leased	Subleased to a third-party tenant	Critical Care
Market Harborough, United Kingdom	Leased	Subleased to a third-party tenant	Critical Care
Madison, WI	Leased	Manufacturing, research and development, sales and administration	NeuroCare
Fitchburg, WI	Leased	Manufacturing and research and development	NeuroCare
Fitchburg, WI	Leased	Warehousing facility	NeuroCare
Golden, CO	Leased	Sales and administration	NeuroCare
Reykjavik, Iceland	Leased	Research and development and administration	NeuroCare
Bristol, United Kingdom	Leased	Manufacturing, research and development, sales and administration	NeuroCare
Bristol, United Kingdom	Leased	Administration and warehousing	NeuroCare
Bristol, United Kingdom	Leased	Warehousing facility	NeuroCare
Warwick, United Kingdom	Leased	Sales, administration and warehousing	NeuroCare
Osaka, Japan	Leased	Sales and administration	NeuroCare
Tokyo, Japan	Leased	Sales and administration	NeuroCare
Woburn, MA	Leased	Manufacturing, research and development and sales	Medical and Surgical Products
Woburn, MA	Leased	Subleased to a third-party tenant	Medical and Surgical Products
Wilmington, MA	Owned	Manufacturing and administration	Medical and Surgical Products
Wheeling, IL	Leased	Manufacturing, research and development, sales and administration	Medical and Surgical Products
Conshohocken, PA	Leased	Executive offices	Corporate

        In connection with our acquisition of EME in 2002, we developed a plan to close two facilities located in Brighton, United Kingdom. These leases expire in March 2005 and April 2007.

        As a result of our restructuring activities, there are a number of properties that are leased by us that we do not currently use or occupy. These vacant properties include a facility located in Coventry, United Kingdom, and a facility located in Market Harborough, United Kingdom. These leases expire in September 2010 and December 2014, respectively, and are currently being subleased to a third-party.

        In connection with the divestment of our polyurethane business in 2003, we closed a facility in Woburn, MA. This lease expires in September 2005 and is currently being subleased to a third-party through April 2005.

        During the first quarter of 2005, all manufacturing operations previously performed in the Company's leased facility in Yorba Linda, California, were relocated to the Company's owned facility in Palm Springs, California. During the first quarter of 2005, all sales and administration functions previously conducted in the Company's owned facility in Palm Springs and the leased facility in Yorba Linda were relocated to a newly leased facility in Yorba Linda, California.

        We believe our facilities to be in good condition, are suitable and adequate to accommodate our needs for the foreseeable future, and are, with minor exceptions, fully utilized and operating at normal capacity.

Item 3. Legal Proceedings

        There are no material pending legal proceedings or threatened claims to which we or any of our subsidiaries is a party or of which any of our properties are subject.

        However, Tecomet Inc. ("Tecomet"), a subsidiary of VIASYS Healthcare Inc., has been advised by Smith & Nephew, Inc. ("S&N") that S&N may file a claim against Tecomet for indemnity and/or contribution in connection with more than 400 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the FDA that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N. At this stage, it is not possible to predict the likelihood or amount of any liability on the part of Tecomet nor the amount, if any, that would be covered under the Company's product liability insurance policies. If a suit is filed against Tecomet, Tecomet intends to defend it vigorously. In 2004, Tecomet was named as a defendant in two lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. The amount of damages sought in these two cases is immaterial to the Company. These two cases were dismissed without prejudice in 2004.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2004.

Item 4A. Executive Officers of the Registrant

        The following is a list or our executive officers, their ages and positions as of March 9, 2005:

Name	Age	Positions and Offices Presently Held
Randy H. Thurman	55	Chairman of the Board, President and Chief Executive Officer
Matthew M. Bennett	33	Senior Vice President, Legal and Corporate Development, and Secretary
Lori J. Cross	44	Group President, NeuroCare
Martin P. Galvan	52	Senior Vice President, Chief Financial Officer, Director of Investor Relations
John F. Imperato	47	Corporate Vice President, Finance
Thomas I. Kuhn	51	Group President, MedSystems
Gregory G. Martin	49	Division President, Customer Care
Frank J. McCaney	50	Senior Vice President, Business Development
Giulio A. Perillo	58	Group President, VIASYS Orthopedics
Edward Pulwer	58	Executive Vice President and Group President, Respiratory Care
Mahboob H. Raja	45	Group President, International
Wesley N. Riemer	47	Vice President and Corporate Treasurer

        Set forth below are biographical summaries, including positions and offices held during the past five years, of our executive officers as of March 9, 2005. There are no family relationships among the executive officers. The executive officers are elected or appointed by the Board of Directors of the Company or by an appropriate subsidiary board of directors to serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Randy H. Thurman; Chairman of the Board, President and Chief Executive Officer

        Mr. Thurman has served as Chief Executive Officer since April 2001 and became Chairman of the Board upon our spin-off in November 2001. Since July 2004, Mr. Thurman has also served as President. From 1996 to April 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, a privately held company providing funding and strategic direction to healthcare technology companies. From 1993 to 1996, Mr. Thurman was Chairman and CEO of Corning Life Sciences, Inc., which was a global leader in clinical laboratory testing, pharmaceutical research and esoteric reference testing. Concurrent with the aforementioned positions, Mr. Thurman served as Chairman of the Board of Enzon Pharmaceuticals, Inc. from 1994 to 2001 (Nasdaq: ENZN). From 1984 to 1993, Mr. Thurman held various positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company, ultimately as its President. Mr. Thurman also serves as Lead Director of Valeant Pharmaceuticals International (NYSE: VRX) and as a director of Closure Medical Corporation (Nasdaq: CLSR).

Matthew M. Bennett; Senior Vice President, Legal and Corporate Development, and Secretary

        Mr. Bennett has served as Senior Vice President, Legal and Corporate Development, and Secretary since September 2004. From October 2003 to September 2004, Mr. Bennett served as Corporate Vice President, General Counsel and Secretary. Prior to joining the Company, from August 1997 to October 2003, Mr. Bennett was a transactional attorney at Morgan, Lewis and Bockius LLP. While at Morgan, Lewis and Bockius LLP, Mr. Bennett represented the Company since our spin-off in 2001. From September 1996 to August 1997, Mr. Bennett was a litigator at Stradley, Ronon, Stevens & Young LLP and was previously a clerk for the Superior Court of New Jersey.

Lori J. Cross; Group President, NeuroCare

        Ms. Cross has served as Group President, NeuroCare since November 2003. Ms. Cross joined the Company from General Electric-Datex-Ohmeda, Inc. where from 1998 to November 2003 she was President of Datex-Ohmeda U.S., responsible for the Anesthesia and Drug Delivery and Ventilation business areas and the U.S. Anesthesia Care selling organization. From 1997 to 1998, Ms. Cross was General Manager, Global Information Solutions Business of Datex-Engstrom in Karlsruhe, Germany. Prior to 1997, Ms. Cross held various positions with Smith & Nephew Dyonics, Inc. and Baxter Edwards, Inc.

Martin P. Galvan; Senior Vice President, Chief Financial Officer, Director of Investor Relations

        Mr. Galvan has served as Senior Vice President, Chief Financial Officer, Director of Investor Relations since June 2001. From June 2001 to October 2003, Mr. Galvan was also Secretary. Prior to joining the Company, from 1999 to 2001, Mr. Galvan was Chief Financial Officer of Rodel, Inc. From 1979 to 1998, Mr. Galvan held several positions with Rhone-Poulenc Rorer Pharmaceuticals, Inc., including Vice President, Finance Worldwide; President & General Manager, RPR Mexico & Central America; Vice President, Finance, Europe/Asia Pacific and Chief Financial Officer, United Kingdom & Ireland.

John F. Imperato; Corporate Vice President, Finance

        Mr. Imperato has served as Corporate Vice President, Finance since October 2001. Prior to joining the Company, from 2000 to 2001, Mr. Imperato was Chief Financial Officer of Auxilium A2, Inc., a start-up pharmaceutical company engaged in development and marketing of ethical pharmaceutical products. From 1999 to 2000, Mr. Imperato was Chief Financial Officer of Omnicare Clinical Services, Inc., a contract research organization. From 1984 to 1998, Mr. Imperato held several positions with Rhone-Poulenc Rorer Pharmaceuticals, Inc., including Vice President, Finance, Worldwide Industrial Operations.

Thomas I. Kuhn; Group President, MedSystems

        Mr. Kuhn has served as Group President, MedSystems since 2002. Mr. Kuhn served as President of Corpak from 1992 to 2002. From 1983 to 1992, Mr. Kuhn held the following positions at Corpak: Senior Vice President from 1989 to 1992, Vice President, Operations from 1987 to 1989, Vice President Finance and Administration from 1985 to 1987 and Controller from 1983 to 1985.

Gregory G. Martin; Division President, Customer Care

        Mr. Martin has served as Division President, Customer Care since November 2003. Prior to joining the Company, from 1997 to November 2003, Mr. Martin held the following positions with DecisionOne: Senior Vice President, Field Operations from November 1999 to November 2003, Senior Vice President, Major Account Operations for DecisionOne's top 200 Customers from January 1999 to November 1999, and Vice President and General Manager of DecisionOne Canada from 1997 to January 1999.

Frank J. McCaney; Senior Vice President, Business Development

        Mr. McCaney has served as Senior Vice President, Business Development since April 2001. From October 1998 to April 2001, Mr. McCaney served as Vice President, Global Marketing and Business Development. Prior to joining the Company, from 1995 to 1998, Mr. McCaney was Vice President of Business Development at Diametrics Medical, Inc. From 1990 to 1995, Mr. McCaney held a number of management positions at the Lab Systems Division of Boehringer Mannheim Corporation, a clinical diagnostics business, principally as Area Business Manager.

Giulio A. Perillo; Group President, VIASYS Orthopedics

        Mr. Perillo has served as Group President, VIASYS Orthopedics since September 2004. Mr. Perillo served as Group President, Operations and Corporate Quality from October 2003 to September 2004 and Corporate Vice President, Operations Management and Systems from March 2003 to October 2003. Prior to joining the Company, Mr. Perillo worked for Cardinal Health, Inc. as Vice President and General Manager of Cardinal Health's contract pharmaceutical and development business. From 1998 to 2000, Mr. Perillo was President of Omnicare Pharmaceutics, Inc. From 1997 to 1998, Mr. Perillo was President and Chief Operating Officer of USA Detergents, Inc. From 1994 to 1997, Mr. Perillo was Vice President and General Manager of Centeon Bio-Services, Inc., a global plasma collection company. From 1990 to 1994, Mr. Perillo was Vice President, Worldwide Manufacturing of Rhone-Poulenc Rorer Pharmaceuticals, Inc.

Edward Pulwer; Executive Vice President, Group President, Respiratory Care

        Mr. Pulwer has served as Executive Vice President, Group President, Respiratory Care since July 2004. Mr. Pulwer served as Group President, Critical Care from November 2002 to July 2004, Group President, Respiratory Technologies from July 2001 to November 2002, General Manager of SensorMedics from 1999 to July 2001 and Vice President of Sales of SensorMedics from 1996 to 1999. Mr. Pulwer held various sales and marketing positions at SensorMedics from 1983 to 1996. Prior to joining the Company, from 1977 to 1983, Mr. Pulwer was Group Product Manager for Respiratory Care Products of American Hospital Supply Corporation, Scientific Products Division, which is currently a division of Cardinal Health, Inc.

Mahboob H. Raja; Group President, International

        Mr. Raja has served as Group President, International since April 2003. Mr. Raja served as Vice President, European Sales from October 2001 to April 2003, Vice President Worldwide Sales and Marketing from 2000 to October 2001, Vice President, International Sales from 1999 to 2000 and Managing Director, International Sales from 1997 to 1999. Mr. Raja held various sales and marketing positions with Nicolet Biomedical from 1992 to 1997. Prior to the acquisition by Nicolet Biomedical of BMSI Holdings, Inc., from 1985 to 1992 Mr. Raja held the post of General Manager and also served as Head of Engineering and Customer Service with BMSI/Neuroscience Ltd. in the United Kingdom.

Wesley N. Riemer; Vice President and Corporate Treasurer

        Mr. Riemer has served as Vice President and Corporate Treasurer since December 2001. Prior to joining the Company, from August 1998 to December 2001, Mr. Riemer was Assistant Vice President, International Tax at CIGNA Corporation. From June 1991 to August 1998, Mr. Riemer held several positions within Rhone-Poulenc Rorer Pharmaceuticals, Inc.'s tax department, most recently as Director, International Tax Planning.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

        Our common stock is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "VAS". The following table sets forth the high and low closing sale prices of our common stock as reported by the NYSE for each quarter period during the last two fiscal years.

	High	Low
Fiscal Year Ended January 1, 2005
Quarter ended April 3, 2004	$24.80	$20.38
Quarter ended July 3, 2004	$24.00	$19.00
Quarter ended October 2, 2004	$20.11	$13.88
Quarter ended January 1, 2005	$19.40	$16.76
Fiscal Year Ended January 3, 2004
Quarter ended March 29, 2003	$15.51	$12.00
Quarter ended June 28, 2003	$21.14	$14.00
Quarter ended September 27, 2003	$23.15	$19.74
Quarter ended January 3, 2004	$21.16	$18.05

        On March 9, 2005, there were approximately 7,200 holders of record of our common stock. On March 9, 2005, the closing sale price of our common stock on the NYSE was $20.16.

        Since our spin-off, we have not paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any current and future earnings to finance the growth and development of our business. Further, our senior revolving credit facility contains provisions that indirectly limit our ability to pay cash dividends.

Item 6. Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, and the consolidated balance sheet data as of January 1, 2005 and January 3, 2004, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 29, 2001 and December 30, 2000 and the consolidated balance sheet data as of December 28, 2002, December 29, 2001 and December 30, 2000 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Year Ended
	Jan. 1, 2005(1)	Jan. 3, 2004(2)	Dec. 28, 2002(3)	Dec. 29, 2001(3)(4)	Dec. 30, 2000(3)(4)
	(In thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenues	$393,202	$394,947	$342,452	$322,503	$310,279
Cost of Revenues	218,870	212,787	181,625	169,799	160,677

Gross Margin	174,332	182,160	160,827	152,704	149,602
Operating Expenses:
Selling, general and administrative expense	124,847	112,856	95,384	93,116	92,197
Research and development expense	23,452	26,455	26,459	29,116	23,266
Restructuring charges	9,044	1,797	5,731	5,748	1,908
Purchased in-process research and development	386	—	900	—	—
Legal settlement	(6,000)	—	—	—	—

Total operating expenses	151,729	141,108	128,474	127,980	117,371

Operating Income	22,603	41,052	32,353	24,724	32,231
Other Income (Expense), net	908	(1,908)	(2,020)	(1,742)	(2,661)

Income from Continuing Operations Before Income Taxes	23,511	39,144	30,333	22,982	29,570
Provision for Income Taxes	(8,475)	(13,306)	(11,485)	(9,751)	(12,936)
Minority Interest Expense	—	—	—	—	(191)

Income from Continuing Operations	15,036	25,838	18,848	13,231	16,443
Income (Loss) from Discontinued Operations (net of income tax expense (benefit) of ($128), ($665), ($7,821), $2,006 and $1,753)	(205)	(4,252)	(13,524)	3,031	2,450

Net Income	$14,831	$21,586	$5,324	$16,262	$18,893

Earnings (Loss) per Share:
Basic:
Continuing Operations	$.49	$.91	$.72	$.51	$.63
Discontinued Operations	(.01)	(.15)	(.52)	.12	.10

	$.48	$.76	$.20	$.63	$.73

Diluted:
Continuing Operations	$.48	$.89	$.71	$.51	$.63
Discontinued Operations	(.01)	(.14)	(.51)	.11	.10

	$.47	$.75	$.20	$.62	$.73

Weighted Average Shares Outstanding:
Basic	30,809	28,284	26,080	26,002	26,000

Diluted	31,403	28,905	26,603	26,076	26,000

Consolidated Balance Sheet Data:
Total Assets	$547,836	$504,325	$441,500	$405,153	$390,351
Long-Term Debt Obligations	—	—	—	—	—
Other Financial Data:
Cash Dividends Declared Per Common Share	—	—	—	—	—

(1)
In the second quarter of fiscal 2004, the Company settled its litigation with INO Therapeutics, LLC and received a payment of $6,000 in connection with the dismissal of the litigation (See Note 15 of our Consolidated Financial Statements).

(2)
In June 2003, we issued 3,450 shares of common stock in a follow-on public offering. The net proceeds generated by the offering were $62,689.

(3)
The results of operation data for the years ended December 28, 2002, December 29, 2001 and December 30, 2000 have been adjusted to reflect certain businesses as discontinued operations (See Note 14 of our Consolidated Financial Statements).

(4)
We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No.142"), effective December 30, 2001. In connection with adopting SFAS No. 142, we no longer amortize goodwill or intangible assets with indefinite lives. Amortization of these assets for the years ended December 29, 2001 and December 30, 2000 was $4,114 and $3,900, respectively, net of tax.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Results for the Year Ended January 1, 2005 to the Year Ended January 3, 2004

Revenues

        Revenues decreased $1.7 million to $393.2 million in 2004 from $394.9 million in 2003. This decrease was due to lower sales of $6.9 million in NeuroCare and $0.6 million in Critical Care, partially offset by increases of $4.0 million in Medical and Surgical Products and $1.8 million in Respiratory Technologies. The decrease was driven primarily by lower sales of our older products in NeuroCare, while Critical Care experienced lower international sales in 2004 as a result of unusually high sales in 2003 due to the SARS epidemic and $7.5 million of government tenders. These decreases were partially offset by the favorable impact of foreign currency translation of $7.3 million as well as increased sales in our orthopedics business and enteral feeding tube product lines.

Cost of Revenues and Gross Margin

        Cost of revenues increased $6.1 million to $218.9 million in 2004 from $212.8 million in 2003. Gross margin decreased $7.9 million to $174.3 million in 2004 from $182.2 million in 2003. Gross margin as a percentage of revenues decreased 1.8 percentage points to 44.3% in 2004 from 46.1% in 2003. The decrease in gross margin was primarily due to lower sales, a non-recurring high margin sale to a foreign government agency in the first quarter of 2003, higher warranty costs and inventory write-offs partially offset by the favorable impact of foreign currency translation of $3.4 million.

Selling, General and Administrative Expense

        Selling, general and administrative expense increased $11.9 million to $124.8 million in 2004 from $112.9 million in 2003. This increase was primarily due to the following factors: higher expenses related to the expansion of our field sales, service and marketing organizations; $2.9 million from the impact of foreign currency translation; compliance costs associated with the provisions of the Sarbanes-Oxley Act of 2002; and higher legal expenses related to defending our intellectual property and the litigation involving the commercialization of nitric oxide gas. Partially offsetting these increases were savings related to the restructuring plan initiated in the third quarter of 2004 and lower incentive compensation.

Research and Development Expense

        Research and development expense decreased $3.0 million to $23.5 million in 2004 from $26.5 million in 2003. This decrease is largely attributable to the continued streamlining and refocusing of the Company's research and development programs as well as the movement of several projects out of research and development into commercialization partially offset by new development projects.

Restructuring Charges

        Restructuring charges were $9.0 million in 2004, compared to $1.8 million in 2003.

        In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Technologies' U.S. manufacturing operations from Yorba Linda, California to our Critical Care facility in Palm Springs, California, combining Critical Care's U.S. commercial operations with Respiratory Technologies' U.S. commercial operations in a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands. The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. The total amount of restructuring expense expected to be incurred in connection with this plan is between $9.5 million and $11.0 million. In 2004, we recorded a restructuring charge relating to this plan of approximately $8.6 million, including $8.3 million for severance, $0.2 million for employee retention and $0.1 million for other costs. As of January 1, 2005, 200 of the targeted employees had been severed and $4.3 million of severance had been paid. We expect all components of the plan to be substantially completed by the end of 2005. We estimate that as a result of this plan we will achieve annual operating expense savings of approximately $12.0 million in fiscal 2005.

        In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Technologies' facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of January 1, 2005, 14 of these positions had been eliminated. Severance expense for the remaining 10 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million. As of January 1, 2005, a total of $1.2 million of expense had been incurred related to this plan, of which $0.9 million was recognized in 2004. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized over the next four years as the positions are eliminated.

        On August 6, 2003, we commenced a plan to restructure our NeuroCare segment. The restructuring plan included the termination of 55 general and administrative, service and manufacturing positions. The plan was carried out in the third and fourth quarters of 2003. The total amount of restructuring expense incurred in connection with this plan was approximately $0.6 million, all of which was expensed and paid in 2003. Beginning in 2004, this plan resulted in annual cost savings of approximately $3.5 million, much of which was reinvested into other areas in NeuroCare, such as sales and research and development.

        In 2003, as a result of the acquisition of EME, the Company initiated a restructuring plan related to its Critical Care segment, which resulted in the elimination of 48 positions in the areas of sales, finance, service and research and development. The total amount of restructuring expense incurred in connection with this plan was approximately $0.9 million, most of which was expensed and paid in 2003. Beginning in 2004, this plan resulted in annual cost savings of approximately $2.0 million.

Purchased in-process research and development

        During 2004, we recorded a $0.4 million non-recurring charge to write-off in-process research and development costs attributed to the acquisition of substantially all of the assets of Taugagreining. There were no in-process research and development charges incurred in 2003.

Legal Settlement

        In the second quarter of 2004, we settled the litigation with INO Therapeutics, LLC ("INO Therapeutics"), AGA AB, and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and received a payment of $6.0 million in connection with the dismissal of the litigation.

Provision for Income Taxes

        Our effective tax rate was 36.0% in 2004 compared to 34.0% in 2003. The effective tax rate in 2004 was more than the statutory federal income tax rate of 35.0% primarily because of the impact of state income taxes, lower tax rates on net foreign losses and purchased in-process research and development charges that are not deductible for tax purposes. The 2004 effective tax rate impact of nondeductible purchased in-process research and development was an increase of 0.5 percentage points. These increases in the effective tax rate were partially offset by the tax benefit attributable to U.S. export sales. The effective tax rate in 2003 was less than the statutory federal income tax rate of 35.0% primarily because of the tax benefit attributable to U.S. export sales and U.S. research and development tax credits.

Discontinued Operations

        The net loss from discontinued operations was $0.2 million in 2004, compared to $4.3 million in 2003. In 2003, we sold Medical Data Electronics ("MDE") and our Thermedics Polymer business ("Thermedics"). The results of operations of MDE and Thermedics have been reclassified as discontinued operations for all periods presented. During 2004, we incurred an additional charge of $0.2 million, net of taxes of $0.1 million, related to the divestiture of Thermedics. The net loss from discontinued operations incurred in 2003 included a net loss from Thermedics and MDE of $2.4 million and $1.9 million, respectively. The net loss from Thermedics included an after-tax loss on disposal, including expenses, of approximately $2.6 million. The net loss from MDE included an after-tax loss on disposal, including expenses, of $1.0 million.

Segment Information

Respiratory Technologies

        Revenues increased $1.8 million to $115.9 million in 2004 from $114.1 million in 2003. This increase was primarily attributable to the favorable impact of foreign currency translation of $4.9 million, an increase in service revenue of $3.1 million including $1.5 million received from INO Therapeutics based on our submission of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field. These increases were partially offset by lower revenues in our Clinical Services business due to delays in the initiation of several clinical trials and lower domestic sales of sleep therapy systems due to a legal dispute, which was settled favorably in early 2005.

        Operating income decreased $7.1 million to $7.3 million in 2004 from $14.4 million in 2003. This decrease was mainly due to the following: costs of $7.1 million related to the restructuring plan initiated in the third quarter of 2004; increases in selling, general and administration expense; lower gross margin attributable to a change in product mix caused by the reduced revenues in our Clinical Services business; and costs related to the German restructuring plan initiated in the fourth quarter of 2003 of $0.9 million in 2004 compared to $0.3 million in 2003. Selling, general and administrative expense increased primarily due to the establishment of the infrastructure of our Clinical Services business, higher expenses related to the expansion of our field sales and service organizations, and higher legal expenses incurred to defend certain intellectual property. These reductions in operating income were partially offset by the $6.0 million legal settlement from INO Therapeutics received in the second quarter of 2004 and a reduction in incentive pay.

Critical Care

        Revenues decreased $0.6 million to $132.3 million in 2004 from $132.9 million in 2003. This decrease was primarily due to lower international sales as a result of $7.5 million of government tenders in 2003 and sales of $3.1 million related to the SARS epidemic in 2003 partially offset by increased sales of the new AVEA and VELA ventilators and an increase in service revenue of $1.7 million.

        Operating income decreased $8.0 million to $16.8 million in 2004 from $24.8 million in 2003. The decrease in operating income was primarily due to an increase in selling, general and administrative expense related to the expansion of our sales, service and marketing organizations, costs incurred to consolidate our California manufacturing operations, inventory write-offs and costs of $0.5 million related to the restructuring plan initiated in the third quarter of 2004. These decreases in operating income were partially offset by spending reductions in research and development and costs in 2003 of $0.9 million related to the EME restructuring plan initiated in 2003.

NeuroCare

        Revenues decreased $6.9 million to $85.1 million in 2004 from $92.0 million in 2003. The sales decrease was primarily due to lower sales of our peripheral vascular high-end systems and older neurodiagnostic EEG and IOM products partially offset by higher sales of our audio diagnostic products, sales from our new neurodiagnostic EEG and EMG products and an increase in service revenue of $1.4 million.

        We had an operating loss of $0.2 million in 2004 compared to operating income of $5.3 million in 2003. This decrease was primarily due to the following: lower sales volume and pricing pressures on older product lines, both of which reduced gross margin; higher selling, general and administrative expense primarily related to higher legal and international operating expenses; higher amortization expense related to our recent acquisition of the AUDIOSCREENER® hearing screening device; costs of $0.8 million related to the restructuring plan initiated in the third quarter of 2004; inventory write-offs of obsolete inventory related to discontinued products; and the write-off of purchased in-process research and development costs in the fourth quarter of 2004 related to the acquisition of Taugagreining. Offsetting these decreases was a reduction in research and development expense related to the movement of several projects out of research and development into commercialization and costs in 2003 of $0.6 million related to the NeuroCare restructuring plan initiated in the third quarter of 2003.

Medical and Surgical Products

        Revenues increased $3.9 million to $59.9 million in 2004 from $56.0 million in 2003. This increase was primarily driven by increased sales in our orthopedic business as well as higher sales of our enteral feeding tube product line. These increases were partially offset by lower sales of our medical imaging products.

        Operating income increased $0.7 million to $10.0 million in 2004 from $9.3 million in 2003. The increase was primarily due to increased gross margin resulting from the higher sales as well as manufacturing efficiencies and lower research and development expense. These increases were partially offset by higher expenses mainly to expand our medical disposables sales force to pursue opportunities in targeted markets and costs of $0.2 million related to the restructuring plan initiated in the third quarter of 2004.

Comparison of Results for the Year Ended January 3, 2004 to the Year Ended December 28, 2002

Revenues

        Revenues increased $52.4 million to $394.9 million in 2003 from $342.5 million in 2002. Of this increase, $16.9 million was contributed by Respiratory Technologies, $35.6 million by Critical Care and $1.9 million by Medical and Surgical Products. These increases were partially offset by a decrease of $1.9 million in NeuroCare. The revenue increase resulted primarily from $57.3 million in sales of new products, principally in the Critical Care segment. Our clinical services business contributed $4.6 million of increased revenue, while the weakening of the dollar against the euro contributed $13.4 million. Partially offsetting these increases was a reduction in sales in our base business primarily due to the replacement of mature products by new products.

Cost of Revenues and Gross Margin

        Cost of revenues increased $31.2 million to $212.8 million in 2003 from $181.6 million in 2002. Gross margin percentage decreased 0.9 percentage points to 46.1% in 2003 from 47.0% in 2002. This decrease was due to several factors, including reengineering costs related to AVEA. In addition, market conditions in 2003 lead to the write-off of inventory we acquired as a result of the spin-off from our former parent company. Also contributing to the decrease were increased sales of lower margin products and higher installation and warranty expense. Partially offsetting the decreases in gross margin percentage were increased sales of new higher margin products.

Selling, General and Administrative Expense

        Selling, general and administrative expense increased $17.5 million to $112.9 million in 2003 from $95.4 million in 2002. As a percentage of revenues, selling, general and administrative expense was 28.6% in 2003 compared with 27.9% in 2002. The increase was due to negative currency impacts as a result of the weakening of the dollar against the euro, incremental investment in NeuroCare's sales force and marketing, higher incentive compensation and increased legal expenses, mainly due to the litigation with INO Therapeutics. Selling, general and administrative expenses also increased due to the inclusion of a full year of expenses for EME and SciMed Limited ("SciMed"), which were companies acquired in the fourth quarter of 2002.

Research and Development Expense

        Research and development expense was $26.5 million in both 2003 and 2002. As a percentage of revenues, research and development expense was 6.7% in 2003 compared with 7.7% in 2002.

Restructuring Charges

        We incurred $1.8 million and $5.7 million of restructuring costs in 2003 and 2002, respectively. The 2003 restructuring costs were incurred in our NeuroCare, Critical Care and Respiratory Technologies segments.

        The restructuring plan in NeuroCare included the termination of 55 employees from general and administrative, service and manufacturing. The plan was carried out in the third and fourth quarters of 2003 and severance of $0.6 million was expensed and paid. Beginning in 2004, this plan resulted in annual cost savings of approximately $3.5 million, much of which was reinvested into more productive areas in NeuroCare, such as sales and research and development.

        In 2003 as a result of the acquisition of EME, we initiated a restructuring plan related to our Critical Care segment, which resulted in the elimination of 48 positions in the areas of sales, finance, service and research and development. As of January 3, 2004, $0.9 million of retention payments were expensed and paid for approximately 45 employees. Severance for the remaining employees was expensed and paid in the first quarter of 2004. Beginning in 2004, this plan resulted in annual cost savings of approximately $2.0 million.

        Restructuring plans in our Respiratory Technologies segment include the closure of a machine shop and the reduction in the number of customer service positions in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. Therefore, 24 positions are being eliminated over a period of five years. As of January 3, 2004, 7 of these positions had been eliminated. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million. As of January 3, 2004, a total of $0.3 million had been incurred related to this plan. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized ratably over the next five years as the positions are terminated.

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

Provision for Income Taxes

        Our effective tax rate was 34.0% in 2003 compared to 37.9% in 2002. The effective tax rate in 2003 was less than the statutory federal income tax rate of 35.0% primarily because of the tax benefit attributable to U.S. export sales and U.S. research and development tax credits. These benefits were partially offset by the impact of state income taxes. The effective tax rate in 2002 exceeded the statutory federal income tax rate of 35.0% primarily because of the impact of state income taxes and the nondeductible purchased in-process research and development associated with our acquisition of EME, partially offset by the tax benefit attributable to U.S. export sales. The impact of nondeductible purchased in-process research and development on our 2002 effective tax rate was 0.9 percentage points.

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

Segment Information

Respiratory Technologies

        Revenues increased $16.9 million to $114.1 million in 2003 from $97.2 million in 2002. The increase is attributable to a $9.8 million favorable impact from foreign currency and increased revenue of $4.6 million in our clinical services business. In addition, there were increased sales of nitric oxide and sleep therapy products. Operating income increased $2.0 million to $14.4 million in 2003 from $12.4 million in 2002. This increase was due to the increased revenues, partially offset by increased legal expenses related to our litigation with INO Therapeutics, an inventory write-off of a discontinued product line, increased incentive compensation and higher installation and warranty expense.

Critical Care

        Revenues increased $35.6 million to $132.9 million in 2003 from $97.3 million in 2002. The increase resulted from the sale of new products, including AVEA, VELA and INFANT FLOW, which totaled $48.7 million. In addition, increased sales of our earlier model T-Bird ventilators to Asia in the second quarter due to the SARS outbreak contributed $3.1 million to the increase. Partially offsetting these increases were lower volume and pricing pressures on some of our mature product lines. Operating income more than doubled due to the increased volume.

NeuroCare

        Revenues decreased $1.9 million to $92.0 million in 2003 from $93.9 million in 2002. This decrease was a result of lower sales of our EMG and EEG products, partially offset by increased sales of our audiology and peripheral vascular products. Operating income increased $1.3 million to $5.3 million in 2003 from $4.0 million in 2002. This increase was primarily due to a reduction in restructuring and research and development expenses as well as savings from efficiencies obtained from our restructuring efforts. Partially offsetting these increases were lower gross margin due to the revenue decrease and higher expenses as a result of our incremental investment in the sales and marketing force.

Medical and Surgical Products

        Revenues increased $1.9 million to $56.0 million in 2003 from $54.1 million in 2002. This increase is a result of higher sales in our medical disposable and orthopedic implant businesses. Partially offsetting these increases were decreased sales of our medical imaging and heart device components. Operating income decreased $1.4 million to $9.3 million in 2003 from $10.7 million in 2002. The decrease was primarily due to an inventory write-off for a discontinued product line and lower sales of higher margin products in our specialty metals business.

Liquidity and Capital Resources

        As of January 1, 2005 and January 3, 2004, we had cash and cash equivalents of $122.3 million and $97.9 million, respectively. At January 1, 2005, approximately $17.3 million of our cash and cash equivalents was held internationally and may be subject to U.S. income tax if repatriated to the U.S. Our working capital was approximately $230.4 million and $210.9 million at January 1, 2005 and January 3, 2004, respectively. On January 24, 2005, we acquired substantially all of the assets of Navion Biomedical Corporation for a cash purchase price of $3.5 million, of which $0.2 million will be paid in the first quarter of 2006. On March 1, 2005, we acquired the global medical business of Oxford Instruments plc for a cash purchase price of approximately $46.0 million. On March 15, 2005, we acquired all of the outstanding capital stock of Micro Medical for an aggregate purchase price of approximately $40.4 million. The purchase price consisted of approximately $36.6 million in cash (net of cash acquired) and approximately $3.8 million in assumed debt.

        Our cash flow from operations decreased by $7.5 million to $38.7 million in 2004 from $46.2 million in 2003. Cash flow from operations increased by $29.8 million to $46.2 million in 2003 from $16.4 million in 2002. Cash flows from our operating activities are generally the result of net income, deferred taxes, depreciation and amortization and changes in our working capital. Net income from continuing operations adjusted to exclude certain non-cash items, such as depreciation and amortization, was approximately $34.3 million, $42.7 million and $31.0 million in 2004, 2003 and 2002, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in net cash inflows of $4.6 million and $7.9 million in 2004 and 2003, respectively, and a use of cash of $18.1 million in 2002. Discontinued operations used cash of $0.2 million and $4.4 million in 2004 and 2003, respectively, and provided cash of $3.4 million in 2002.

        We used net cash from investing activities of continuing operations of $24.0 million in 2004, compared to $11.3 million and $29.9 million in 2003 and 2002, respectively. Our expenditures for property, plant and equipment were $10.6 million during 2004, compared to $6.0 million and $11.4 million during 2003 and 2002, respectively. Our expenditures for intangible assets were $10.1 million, compared to $3.9 million and $3.1 million in 2003 and 2002, respectively. We received proceeds from the sale of property, plant and equipment of $0.1 million in 2004, compared to $2.0 million and $2.8 million in 2003 and 2002, respectively. During 2004, we received proceeds from the sale of intangible assets of $2.2 million. During 2004, we paid $5.6 million to acquire substantially all of the assets of Taugagreining. During 2003, we made additional payments of $3.5 million related to the acquisitions of EME and Scimed. During 2002, we paid $18.2 million to acquire all of the outstanding capital stock of EME and Scimed. Discontinued operations provided cash of $20.5 million in 2003 compared to used cash of $4.4 million in 2002.

        We generated net cash from financing activities of $9.4 million in 2004, compared to $25.1 million and $14.3 million in 2003 and 2002, respectively. In 2004, we received $8.5 million in proceeds from the exercise of stock options, compared to $7.6 million and $0.9 million in 2003 and 2002, respectively. In 2004, we received $1.5 million in proceeds from the issuance of common stock pursuant to our employee stock purchase plan, compared to $2.1 million in fiscal 2003. In June 2003, we issued 3,450,000 shares of common stock in a follow-on public offering. The net proceeds generated by the offering, after expenses, were $62.7 million. In July 2003, we utilized a portion of these proceeds to repay the full amount outstanding under our credit facility.

        At January 1, 2005, we had a $60.0 million revolving credit facility (the "Facility") with a syndicate of six banks, of which $58.4 million was available to be borrowed. Up to $10.0 million of the $60.0 million is available for standby letters of credit. Under the Facility, there are options under which we can borrow funds that determine the interest rate charged. These options include borrowings at the London Interbank Borrowing Rate ("LIBOR") plus a spread or at the prime rate plus a spread. Under the LIBOR option, the interest rate depends on the term selected which can be no more than one year, and is fixed for that term. Under the prime rate option, the interest rate fluctuates based on the prime rate during the period which any amount is outstanding under that option. We repaid the full amount outstanding under the Facility in July 2003. No amounts were outstanding under the Facility as of January 1, 2005.

        The Facility will expire on May 31, 2005. We are currently in the process of obtaining a new credit Facility and anticipate that a new facility will be in place on or before the expiration date of the current facility. The amount and other terms of the new credit facility have not yet been finalized. While we anticipate that we will be able to obtain a new credit facility and that the terms of such facility will be at least as favorable as the current Facility, there is no guarantee that we will be able to obtain a new credit facility or that the terms will be attractive to us in financing our business plans.

        Our ability to access the current Facility or a new credit facility will depend on complying with the debt covenants that are part of those agreements. The covenants of our Facility include a maximum ratio of debt to earnings before interest, taxes and depreciation and amortization ("EBITDA") of 2.5, a minimum ratio of EBITDA to interest expense of 4.0, maximum annual capital expenditures of $20 million and a minimum level of stockholders' equity. We expect the new debt covenants to be similar in nature but anticipate that changes, such as the maximum capital expenditure limit, will be made in order to consider our needs over the term of the new credit facility.

        While we are in compliance with the debt covenants of our Facility and expect to be able to meet the requirements of the Facility through the expiration date and the requirements of any new credit facility in the future, failure to satisfy any of the conditions would require us to renegotiate either credit facility on terms that may not be as favorable or could require us to repay any outstanding balance. While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit facility would be on terms that would be attractive to us in financing our business plans.

        Our overall capital expenditures in 2005 are expected to approximate $20.0 million. This amount excludes potential capital expenditures related to the companies we acquired in 2005. Beyond the next twelve months, our capital requirements will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending, the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

        In 2004, we initiated a company-wide restructuring plan to lower our cost structure. We expect this action to bring expenses in line with the growth in our core businesses and enhance our near and long-term profitability. As a result of this initiative, we expect to incur a total pre-tax restructuring charge of $9.5 million to $11.0 million, of which $8.6 million has been recognized and $4.4 million has been paid in 2004. We expect this initiative to be substantially completed by the end of 2005 and the remaining amounts to be recognized and paid in 2005.

        Our principal source of liquidity at January 1, 2005 consisted of $122.3 million in cash and cash equivalents, plus $58.4 million available under the Facility. We believe that our available cash and cash equivalents, cash from operations and cash available under the Facility will be sufficient to finance our operations, the acquisition of Navion Biomedical Corporation, Oxford Medical and Micro Medical and capital expenditure requirements and commitments for the foreseeable future. However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to acquire other businesses, products or technologies. These funds may be obtained through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all. If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced. In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations at January 1, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$—	$—	$—	$—	$—
Operating lease obligations	64.4	7.6	14.5	10.8	31.5
Purchase obligations	24.2	23.1	1.1	—	—

Total contractual obligations	$88.6	$30.7	$15.6	$10.8	$31.5

        The following table summarizes our commercial commitments at January 1, 2005 (in millions):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
Standby letters of credit	$1.6	$1.6	$—	$—	$—

Total commercial commitments	$1.6	$1.6	$—	$—	$—

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

        Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each period. These estimates and judgments are based on historical experience and on various other factors that we believe are reasonable under the circumstances. Some of those judgments can be subjective and complex and, consequently, actual results may differ from these estimates under different assumptions or conditions. We regularly evaluate our estimates and judgments and make adjustments when facts and circumstances dictate.

        We believe that the following critical accounting estimates affect the more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

        We derive revenues primarily from the sale of products and to a lesser extent the provision of services and rental equipment. Where installation either is essential to product functionality or is not deemed inconsequential or perfunctory, such as equipment sales under contracts that require us to install the product at the customer location, revenue is recognized when the equipment has been delivered to and installed at the customer location. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory, such as revenue from customer installable products, is recognized upon transfer of title with estimated installation costs accrued.

        Our service revenues are derived from parts, service contracts, training, repairs not under warranty and research and development for third parties. We sell service contracts on our products when the warranty period expires. We recognize revenues from these service contracts ratably over the terms of the contracts due to the lack of historical data available regarding the timing of when the actual services were provided. In the future, we may compile this information which could cause us to recognize service revenue over a different period. We recognize revenues from the sale of spare parts upon transfer of title. We recognize revenues from training and repairs at the time the service is performed and the customer has accepted the work.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses from the inability of some of our customers to make required payments. The allowance for doubtful accounts is based on our historical collections experience, historical write-offs of our receivables, current trends, credit policy and a percentage of our accounts receivable by aging category. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

        We value our inventory at the lower of cost or net realizable value. Our determination of net realizable value takes into account projected sales of the inventory on hand and the age of the inventory in stock. In addition, we assess the value of older model products when new product introductions may reduce their net realizable value. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The provision for write-down of inventory is recorded in cost of revenues.

Goodwill Impairment

        We adopted the provisions of SFAS No. 142 effective December 30, 2001. SFAS No. 142 requires companies to perform a transitional test and an annual test to determine whether there was any impairment of goodwill. These tests involve determining the estimated fair value of the Company's reporting units by measuring the net present value of their future cash flows. If the net present value of estimated cash flows is less than the book value of the reporting unit we would perform additional analysis, which could result in the write-down of goodwill.

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

        We performed the annual test in 2004 and have determined that there is no impairment of goodwill. In performing this test, we used our internal operating and capital budgets, which are based on such assumptions as new product introductions, growth in sales of existing products, margin improvements, operating cost control, savings from past restructuring efforts, equipment replacement dates and building capacity needs. We discounted our estimated cash flows using our estimated cost of capital. If any of our assumptions change, such as an increase of our cost of capital or a decrease in our forecasted operating results, it could result in an impairment of goodwill, which would require a charge to earnings.

Stock-Based Compensation

        Stock options are granted to key employees and non-employee directors. Upon vesting, an option becomes exercisable, meaning, an employee or director can purchase a share of the Company's common stock at a price that is equal to the closing share price on the day of grant.

        SFAS No. 123, "Accounting for Stock-Based Compensation," permits companies either to continue accounting for stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," or to adopt a fair-value-based method to measure compensation cost. Under APB No. 25, which we have elected to continue using, there is no compensation cost if, on the date of grant, the option's exercise price is equal to or greater than the share price. Under SFAS No. 123, an option's fair value is estimated on the date of grant, and the value is expensed evenly over the vesting period. If we had accounted for stock-based compensation under the SFAS No. 123 fair-value-based method, net income would have been reduced by $4.5 million, $5.3 million and $4.2 million for 2004, 2003 and 2002, respectively.

        In order to estimate an option's fair value under SFAS No. 123, we use the Black-Scholes option valuation model. The option valuation model requires a number of assumptions, including future stock price volatility and expected option life (the amount of time until the options are exercised or expire). Expected option life is based on actual exercise activity from previous option grants. Volatility is calculated based upon stock price movements over a period of time. Additionally, our share price on the day of grant influences the option value. The higher the share price, as compared to the grant price, the more the option is worth. Changes in the option value after the day of grant are not reflected in expense. Any change in these assumptions could significantly impact the values calculated by the option valuation model and, consequently, the pro forma effects disclosed under the caption "Stock-Based Compensation" in Note 2 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

        For information on the recent accounting pronouncements impacting our business, see discussion under the caption "Recent Accounting Pronouncements" in Note 2 to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition.

Foreign Currency Risk

        We derive approximately 44% of our revenues from customers located outside the United States. Some of this business is transacted through our foreign subsidiaries, primarily in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the local currencies to match revenues earned and minimize exchange rate exposure. The Company generally views its investment in its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in accumulated other comprehensive income. A 10% depreciation in functional currency exchange rates relative to the U.S. dollar would have resulted in a decrease in the Company's net investment in foreign subsidiaries of approximately $12.9 million at January 1, 2005.

Interest Rate Risk

        Our cash and cash equivalents are sensitive to changes in interest rates. A change in interest rates would result in a change in interest income. Our market risk exposure to changes in interest rates is immaterial.

Item 8. Financial Statements and Supplementary Data

        Our Consolidated Financial Statements, management's report on internal control over financial reporting and our independent registered public accounting firm's reports on the effectiveness of our internal control over financial reporting and on our financial statements and schedule are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management's Report on Internal Control Over Financial Reporting

        Our management's report on internal control over financial reporting and our independent registered public accounting firm's report on the effectiveness of our internal control over financial reporting are set forth in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

(c) Change in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this item with respect to our directors, our Audit Committee and audit committee financial expert is incorporated by reference to the information set forth under the captions entitled "Proposal No. 1. Election of Directors" and "Board of Directors and Corporate Governance Matters – Audit Committee" in our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

        The information required by this item with respect to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Item 4A of this Annual Report on Form 10-K.

        The information required by this item with respect to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

        We have adopted a "Code of Business Conduct and Ethics for Directors" and a "Code of Conduct" applicable to all employees, including all executive officers of the Company. The "Code of Business Conduct and Ethics for Directors" and the "Code of Conduct" are posted on our website. The Internet address for our website is www.viasyshealthcare.com. The "Code of Business Conduct and Ethics for Directors" and the "Code of Conduct" may be found as follows:

  1.
  From our main web page, first click "Investors" in the top navigational bar.

  2.
  Next, click on "Corporate Governance" in the left hand navigational bar.

  3.
  Finally, click on "Code of Business Conduct and Ethics for Directors" and/or "Code of Conduct".

        The Board of Directors will not permit any wavier of any ethics and conduct policy for any director or executive officer.

Item 11. Executive Compensation

        The information required by this item is incorporated by reference to the information set forth under the captions entitled "Board of Directors and Corporate Governance Matters – Compensation of Directors" and "Executive Compensation" in our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

        The following table provides information as of January 1, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,544,910	$15.95	888,312
Equity compensation plans not approved by security holders	—	—	—

Total	4,544,910	$15.95	888,312

Item 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the information set forth under the caption entitled "Related Transactions" in our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14. Principal Accounting Fees and Services

        The information required by this item is incorporated by reference to the information set forth under the caption entitled "Independent Public Accountants and Related Fees" in our definitive proxy statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934.

PART IV

Item 15. Exhibits and Financial Statement Schedules

        (a) The following documents are filed as part of this Annual Report on Form 10-K:

1.
Consolidated Financial Statements:

2.
Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts for the years ended January 1, 2005, January 3, 2004 and December 28, 2002	F-34

        All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.
Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10/A, filed with the Commission on September 20, 2001.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
3.3	Amended and Restated By-Laws of the Company, is incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.1	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Randy H. Thurman, is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.
†10.2	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Martin P. Galvan, is incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.
†10.3	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Edward Pulwer, is incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.

†10.4	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Lori J. Cross, is incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.
†10.5	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Mahboob H. Raja, is incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.
*†10.6	Summary of the Company's management incentive program.
10.7	Plan and Agreement of Distribution between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
10.8	Tax Matters Agreement between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
10.9	Rights Agreement between the Company and the Rights Agent, is incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.10	VIASYS Healthcare Inc. Indemnification Agreement between the Company and its directors and officers, is incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.11	VIASYS Healthcare Inc. Equity Incentive Plan (as amended on May 5, 2004), is incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2004.
†10.12	VIASYS Healthcare Inc. Deferred Compensation Plan for Directors, is incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
†10.13	Letter Agreement, dated as of September 24, 2001, by and between the Company, Randy H. Thurman and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
†10.14	Term Note, dated as of April 19, 2001, by and between the Company and Randy H. Thurman, is incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
*10.15	Share Sale Agreement, dated as of March 15, 2005, by and between VIASYS Holdings Inc. and the former stockholders of Micro Medical Limited.
10.16	Credit Agreement, dated as of May 31, 2002, by and between the Company, the Banks Party thereto and certain other parties, is incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed with the Commission on March 25, 2003.
*21.1	List of Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.
*31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.
*32.1	1350 Certifications

*
Filed herewith.

†
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2005	VIASYS HEALTHCARE INC. (Registrant)
	By:	/s/ RANDY H. THURMAN Randy H. Thurman Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 17, 2005.

	Signature	Title

By:	/s/ RANDY H. THURMAN Randy H. Thurman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ MARTIN P. GALVAN Martin P. Galvan	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)
By:	/s/ RONALD A. AHRENS Ronald A. Ahrens	Director
By:	/s/ SANDER A. FLAUM Sander A. Flaum	Director
By:	/s/ KIRK E. GORMAN Kirk E. Gorman	Director
By:	/s/ THOMAS W. HOFMANN Thomas W. Hofmann	Director
By:	/s/ ROBERT W. O'LEARY Robert W. O'Leary	Director
By:	/s/ FRED B. PARKS, PH.D. Fred B. Parks, Ph.D.	Director

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of VIASYS Healthcare Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management evaluated the Company's internal control over financial reporting as of January 1, 2005. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of January 1, 2005, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, Ernst & Young LLP, have audited management's assessment of the Company's internal control over financial reporting. Their report on management's assessment and their report on the effectiveness of the Company's internal control over financial reporting appear on page F-2 in this Annual Report on Form 10-K.

/s/ RANDY H. THURMAN Randy H. Thurman
Chairman of the Board, President and Chief Executive Officer
/s/ MARTIN P. GALVAN Martin P. Galvan
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of VIASYS Healthcare Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that VIASYS Healthcare Inc. maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VIASYS Healthcare Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that VIASYS Healthcare Inc. maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, VIASYS Healthcare Inc. maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of VIASYS Healthcare Inc. and our report dated March 15, 2005 expressed an unqualified opinion thereon.

                                                                                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS AND SCHEDULE

To the Board of Directors and Stockholders of VIASYS Healthcare Inc.:

        We have audited the accompanying consolidated balance sheets of VIASYS Healthcare Inc. as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASYS Healthcare Inc. at January 1, 2005 and January 3, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VIASYS Healthcare Inc.'s internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion thereon.

                                                                                                                     /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 15, 2005

VIASYS HEALTHCARE INC.
CONSOLIDATED BALANCE SHEETS

	January 1, 2005	January 3, 2004
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$122,281	$97,902
Accounts receivable, less allowance for doubtful accounts of $5,113 and $5,955 at January 1, 2005 and January 3, 2004, respectively	91,914	95,544
Inventories	72,651	66,733
Deferred income taxes, net	12,689	12,536
Prepaid expenses and other current assets	4,468	5,489

Total Current Assets	304,003	278,204

Property, Plant and Equipment, net	27,507	23,791
Goodwill	190,234	182,436
Intangible Assets, net	22,833	15,215
Other Assets	3,259	4,679

Total Assets	$547,836	$504,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term obligations	$491	$1,096
Accounts payable	23,363	20,586
Accrued payroll and related benefits	10,091	12,474
Deferred revenue	12,104	10,647
Accrued installation and warranty costs	6,274	4,911
Accrued commissions	3,357	3,835
Income taxes payable	—	1,349
Accrued restructuring costs	5,776	1,148
Other accrued expenses	12,192	11,283

Total Current Liabilities	73,648	67,329

Deferred Income Taxes, net	6,338	2,947
Other Long-Term Liabilities	2,351	2,392

Total Liabilities	82,337	72,668

Stockholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,101,239 and 30,421,212 shares issued; 31,095,642 and 30,415,615 shares outstanding at January 1, 2005 and January 3, 2004, respectively	311	303
Additional paid-in capital	351,756	340,040
Treasury stock, at cost; 5,597 shares at January 1, 2005 and January 3, 2004	(111)	(111)
Retained earnings	81,000	66,169
Accumulated other comprehensive income	32,543	25,256

Total Stockholders' Equity	465,499	431,657

Total Liabilities and Stockholders' Equity	$547,836	$504,325

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
	(In thousands, except per share amounts)
Revenues:
Product	$345,762	$352,831	$306,268
Service	47,440	42,116	36,184

Total revenues	393,202	394,947	342,452

Cost of Revenues:
Product	189,903	186,854	158,589
Service	28,967	25,933	23,036

Total cost of revenues	218,870	212,787	181,625

Gross Margin	174,332	182,160	160,827
Operating Expenses:
Selling, general and administrative expense	124,847	112,856	95,384
Research and development expense	23,452	26,455	26,459
Restructuring charges	9,044	1,797	5,731
Purchased in-process research and development	386	—	900
Legal settlement	(6,000)	—	—

Total operating expenses	151,729	141,108	128,474

Operating Income	22,603	41,052	32,353
Other Income (Expense):
Interest income	1,606	440	193
Interest expense	(629)	(1,096)	(1,779)
Other, net	(69)	(1,252)	(434)

Total other income (expense)	908	(1,908)	(2,020)

Income from Continuing Operations Before Income Taxes	23,511	39,144	30,333
Provision for Income Taxes	(8,475)	(13,306)	(11,485)

Income from Continuing Operations	15,036	25,838	18,848
Loss from Discontinued Operations (net of income tax benefit of $128, $665 and 7,821)	(205)	(4,252)	(13,524)

Net Income	$14,831	$21,586	$5,324

Earnings (Loss) per Share:
Basic:
Continuing Operations	$.49	$.91	$.72
Discontinued Operations	(.01)	(.15)	(.52)

	$.48	$.76	$.20

Diluted:
Continuing Operations	$.48	$.89	$.71
Discontinued Operations	(.01)	(.14)	(.51)

	$.47	$.75	$.20

Weighted Average Shares Outstanding:
Basic	30,809	28,284	26,080

Diluted	31,403	28,905	26,603

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	January 1, 2005	January 3, 2004	December 28, 2002
	(In thousands)
Cash Flows from Operating Activities:
Net income from continuing operations	$15,036	$25,838	$18,848
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	15,575	12,774	9,870
Gain on sale of fixed assets and intangible assets	(583)	(166)	—
Provision for write-down of asset	—	—	1,102
Purchased in-process research and development	386	—	900
Deferred income taxes	2,261	3,070	(25)
Tax benefit related to stock option exercises	1,373	1,203	147
Other non-cash items	208	—	184
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,590	(10,592)	(3,254)
Inventories	(8,170)	11,830	(6,819)
Prepaid expenses and other current assets	1,245	(2,225)	743
Accounts payable	1,683	3,380	(4,912)
Other current liabilities	5,127	6,298	(3,551)
Other, net	(872)	(762)	(321)

Net cash provided by operating activities from continuing operations	38,859	50,648	12,912
Net cash (used in) provided by operating activities from discontinued operations	(205)	(4,403)	3,438

Net cash provided by operating activities	38,654	46,245	16,350

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(5,601)	(3,504)	(18,194)
Expenditures for property, plant and equipment	(10,601)	(5,965)	(11,396)
Proceeds from sale of property, plant and equipment	53	2,020	2,783
Expenditures for intangible assets	(10,056)	(3,851)	(3,115)
Proceeds from sale of intangible assets	2,200	—	—

Net cash used in investing activities from continuing operations	(24,005)	(11,300)	(29,922)
Net cash provided by (used in) investing activities from discontinued operations	—	20,468	(4,365)

Net cash (used in) provided by investing activities	(24,005)	9,168	(34,287)

Cash Flows from Financing Activities:
(Decrease) increase in current portion of long-term obligations	(739)	(47,319)	13,798
Proceeds from stock option exercises	8,535	7,596	907
Proceeds from issuance of common stock under the employee stock purchase plan	1,497	2,118	—
Net proceeds from issuance of common stock in follow-on offering	—	62,689	—
Purchase of treasury stock	—	—	(111)
Other	128	(8)	(336)

Net cash provided by financing activities	9,421	25,076	14,258

Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	309	2,377	3,747

Net Increase in Cash and Cash Equivalents	24,379	82,866	68
Cash and Cash Equivalents at Beginning of Period	97,902	15,036	14,968

Cash and Cash Equivalents at End of Period	$122,281	$97,902	$15,036

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$261	$1,023	$1,698
Income taxes	$5,366	$8,421	$9,412

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock						Accumulated Other Comprehensive Income (Loss)
			Deferred Compensation	Additional Paid-in Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance at December 29, 2001	26,037	$260	$(158)	$263,171	$—	$39,259	$(2,864)	$299,668
Comprehensive income:
Net income						5,324		5,324
Foreign currency translation adjustment							9,280	9,280

Total comprehensive income								14,604

Amortization of deferred compensation			158					158
Issuance of common stock under the employee stock purchase plan and equity incentive plan	72	1		907				908
Tax benefit related to stock option exercises				147				147
Purchase of treasury stock					(111)			(111)
Issuance of common stock in connection with the acquisition of EME	147	2		2,249				2,251

Balance at December 28, 2002	26,256	$263	$—	$266,474	$(111)	$44,583	$6,416	$317,625
Comprehensive income:
Net income						21,586		21,586
Foreign currency translation adjustment							18,840	18,840

Total comprehensive income								40,426

Issuance of common stock in connection with follow-on offering	3,450	35		62,654				62,689
Issuance of common stock under the employee stock purchase plan and equity incentive plan	715	5		9,709				9,714
Tax benefit related to stock option exercises				1,203				1,203

Balance at January 3, 2004	30,421	$303	$—	$340,040	$(111)	$66,169	$25,256	$431,657
Comprehensive income:
Net income						14,831		14,831
Foreign currency translation adjustment							7,287	7,287

Total comprehensive income								22,118

Issuance of common stock under the employee stock purchase plan and equity incentive plan	680	8		10,024				10,032
Tax benefit related to stock option exercises				1,373				1,373
Non-cash stock-based compensation				208				208
Other				111				111

Balance at January 1, 2005	31,101	$311	$—	$351,756	$(111)	$81,000	$32,543	$465,499

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

        VIASYS Healthcare Inc. (the "Company") develops, manufactures, markets and services medical devices and products, including respiratory care equipment, neurodiagnostic systems, disposable products and other specialty products and materials.

        The Company operated as a division of Thermo Electron Corporation ("Thermo Electron") until its incorporation as a Delaware corporation in August 1995 under the name Thermo Biomedical Inc., as a wholly-owned subsidiary of Thermo Electron. Subsequently, Thermo Electron contributed all of the assets or stock of its Nicolet Biomedical, Inc., Bird Medical Technologies, Inc., SensorMedics Corporation, Medical Data Electronics, Inc. ("MDE") and Bear Medical Systems, Inc. subsidiaries to the Company. In September 2000, Thermo Electron contributed its MWW, Corpak LLC and Tecomet, Inc. subsidiaries and substantially all of the assets and liabilities of its Thermedics Polymer business ("Thermedics") to the Company. The transfers of these businesses from Thermo Electron were recorded at historical cost.

        In early 2000, Thermo Electron announced that, as a part of a major reorganization, it planned to spin-off its equity interest in the Company as a dividend to Thermo Electron stockholders. In January 2001, Thermo Biomedical Inc. changed its name to VIASYS Healthcare Inc. Subsequently, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the planned spin-off. On October 10, 2001, Thermo Electron's board of directors declared a dividend of all of its equity interest in the Company. The dividend was distributed on November 15, 2001 to Thermo Electron stockholders of record on November 7, 2001. The distribution was on the basis of 0.1461 share of Company common stock for each share of Thermo Electron common stock outstanding.

2. Summary of Significant Accounting Policies

        A summary of the significant accounting policies used by the Company in the preparation of its consolidated financial statements follows:

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

        The Company's fiscal year is a 52 or 53 week period ending on the Saturday nearest to December 31. Accordingly, fiscal years 2004, 2003 and 2002 ended on January 1, 2005, January 3, 2004 and December 28, 2002, respectively, and are identified herein as 2004, 2003 and 2002. Fiscal years 2004 and 2002 consisted of 52 weeks, and fiscal year 2003 consisted of 53 weeks.

Cash and Cash Equivalents

        Cash and cash equivalents consist principally of demand deposits with financial institutions and taxable, short-term money market securities. The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market.

Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. The allowance for doubtful accounts is based on the Company's historical collections experience, historical write-offs of its receivables, current trends, credit policy and a percentage of the Company's accounts receivable by aging category. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Charges for doubtful accounts are included in selling, general and administrative expense in the accompanying Consolidated Statements of Income.

Inventories

        Inventories are stated at the lower of cost or net realizable value. Cost is determined using the "first-in first out" method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs.

        At each balance sheet date, the Company reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records a charge to cost of revenues for the amount required to reduce the carrying value of the inventories to their estimated net realizable value.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation. The costs of major additions and improvements that extend the lives of the assets are capitalized, while maintenance and repair costs are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, which are 30 years for buildings, 2 to 10 years for machinery and equipment, 2 to 5 years for information technology and 3 to 7 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts and any gain or loss is included in other, net, in the accompanying Consolidated Statements of Income.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), as of December 30, 2001. Under SFAS No. 142, goodwill and intangible assets having indefinite lives are no longer amortized but are instead assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

        Pursuant to SFAS No. 142, the Company performs an annual impairment test for goodwill and intangible assets with indefinite useful lives. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit's goodwill. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill will be recorded as an impairment loss.

        The Company performed its annual SFAS No. 142 goodwill impairment assessment for its reporting units as of November 27, 2004 and determined that there was no impairment.

Intangible Assets

        Intangible assets consists of patents, capitalized software development costs, purchased technology and other intangibles and are stated at cost less accumulated amortization. Intangible assets with an indefinite life, namely certain trademarks, are not amortized. Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives, which range from 2 to 17 years.

Capitalized Software Development Costs

        Some of the Company's products include embedded software which is essential to the products' functionality. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company capitalizes software development costs when the project reaches technological feasibility and ceases capitalization when the project is ready for release. Capitalized software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful life of the product. Amortization begins when the product is available for general release to the customer. Unamortized capitalized software development costs at January 1, 2005 and January 3, 2004 were $7,421,000 and $7,168,000 respectively, and are included in intangible assets, net, in the accompanying Consolidated Balance Sheets.

Impairment of Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Accrued Installation and Warranty Costs

        The Company offers warranties on certain products for various periods of time. The Company accrues for the estimated cost of product warranties at the time revenue is recognized. The Company's product warranty liability reflects management's best estimate of probable liability under its product warranties. Management estimates the liability based on the Company's stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. Factors that affect the Company's warranty liability include the number of units sold, the length of the warranty, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The Company also accrues for the estimated cost of installation at the time revenue is recognized for products that require installation for which the installation is not essential to functionality and is deemed inconsequential or perfunctory.

Comprehensive Income

        Comprehensive income represents all changes in stockholders' equity except those arising from transactions with stockholders. Total comprehensive income is presented in the accompanying Consolidated Statements of Changes in Stockholders' Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets. Accumulated other comprehensive income as of January 1, 2005 and January 3, 2004 consists solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

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

        Service revenues are derived from parts, service contracts, training, repairs not under warranty and research and development for third parties. The Company sells service contracts on products when the warranty period expires. The Company recognizes revenues from these service contracts ratably over the terms of the contracts, while the cost is recognized when incurred. Revenues from the sale of spare parts are recognized upon transfer of title. Revenues from training and repairs are recognized at the time the service is performed and the customer has accepted the work.

        The Company rents products, primarily in the Respiratory Technologies segment, to hospitals and other customers for periods ranging from two weeks to over a year. The Company recognizes rental revenues ratably over the terms of the rental contract. Rental revenue was not material in any of the periods presented and is included in product revenue in the accompanying Consolidated Statements of Income.

Cost of Revenues

        Cost of revenues includes costs related to the sale of products and to a lesser extent the cost of providing services and renting equipment. Cost of revenues from the sale of products consists primarily of the cost of materials, direct labor and manufacturing overhead. Cost of revenues from service includes the cost of parts, direct labor and other costs directly related to servicing the equipment covered under a service contract. Cost of revenues from rentals primarily includes the depreciation of the rental equipment.

Operating Expenses

        Selling, general and administrative expense and research and development expense consist primarily of salaries, commissions, benefits, amortization of intangible assets and other expenses in support of these activities. Research and development costs are charged to expense when incurred.

Shipping and Handling Cost

        The Company classifies shipping and handling costs as a component of cost of revenues.

Restructuring Charges

        Costs associated with restructuring activities initiated on or after December 29, 2002, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), where applicable. Costs associated with restructuring activities initiated prior to December 29, 2002, other than those activities related to purchase business combinations, are accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," and SFAS No. 112, where applicable.

Purchased In-Process Research and Development (IPR&D)

        When the Company acquires another entity, the purchase price is allocated, as applicable, between IPR&D, other identifiable intangible assets, net tangible assets, and goodwill. The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the date of acquisition, have not reached technological feasibility and have no alternative future use. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Foreign Currency

        The financial statements of the Company's foreign subsidiaries are maintained in their local currency and are translated into United States ("U.S") dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rate in effect on the balance sheet date. The resulting translation adjustments are recorded in stockholders' equity as a separate component of accumulated other comprehensive income until such time as the subsidiary is sold or substantially or completely liquidated. Revenue and expense items are translated at weighted average exchange rates for the year. Transaction gains (losses) resulting from transactions denominated in foreign currencies and the translation of intercompany balances, other than intercompany debt deemed to be of a long-term nature, are included in other, net, in the accompanying Consolidated Statements of Income and totaled ($697,000), ($1,410,000) and ($438,000) in 2004, 2003 and 2002, respectively.

Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a reserve against its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

Earnings (Loss) per Share

        Basic and diluted earnings (loss) per share have been calculated in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share ("Basic EPS") is computed based upon the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share ("Diluted EPS") is computed based upon the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and awards.

        The following table sets forth the reconciliation of the weighted average number of common shares used to compute Basic EPS to those used to compute Diluted EPS for 2004, 2003 and 2002:

	2004	2003	2002
	(in thousands)
Weighted average number of common shares outstanding—Basic	30,809	28,284	26,080
Dilutive effect of outstanding stock options and awards	594	621	523

Weighted average number of common shares outstanding—Diluted	31,403	28,905	26,603

        Options to purchase approximately 799,000 shares, 527,000 shares and 805,000 shares were excluded from the computation of diluted weighted average shares outstanding for 2004, 2003 and 2002, respectively, as their effect would have been anti-dilutive.

Stock-Based Compensation

        At January 1, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the intrinsic value method of accounting as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under APB No. 25, compensation expense is measured as the difference, if any, between the exercise price of the stock option or award and the market value of the Company's common stock on the date of the grant.

        If the Company had elected to recognize compensation expense for its stock-based employee compensation plan based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reported as follows:

	2004	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$14,831	$21,586	$5,324
Add: Stock-based compensation expense included in net income, net of related tax effects	135	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,540)	(5,306)	(4,249)

Pro forma net income	$10,426	$16,280	$1,075

Basic EPS:
As reported	$.48	$.76	$.20
Pro forma	$.34	$.58	$.04
Diluted EPS:
As reported	$.47	$.75	$.20
Pro forma	$.33	$.56	$.04

        Because the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years, the above pro forma amounts may not be representative of the effects on reported net income for future years. For purposes of the pro forma disclosures above, the weighted average fair value per stock option granted in 2004, 2003, and 2002 was $6.77, $5.63 and $6.57, respectively.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected volatility	35.0%	34.0%	34.0%
Risk-free interest rate	3.4%	3.0%	3.7%
Expected life of options	5 years	5 years	5 years
Expected dividend yield	—	—	—

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

Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, other current assets, accounts payable, deferred revenue and other current liabilities. The carrying value of these financial instruments approximates their fair value because of their short-term nature.

        The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Concentrations of Credit Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, which are held at major financial institutions, and accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company's policy is to place its cash and cash equivalents among high quality financial institutions in order to limit its credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other security deposits from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. No single customer represented more than 10% of the Company's revenues or accounts receivable balance for any periods presented.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs" ("SFAS No. 151"). This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). SFAS No. 151 requires such abnormal expenses to be recognized in the period in which they are incurred. SFAS No. 151 also requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement is a revision to SFAS No. 123 and supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective for the first interim or annual reporting period that begins after

June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on July 3, 2005.

        SFAS No. 123R permits public companies to choose between the following two adoption methods:

  1.
  A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

  2.
  A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        The Company plans to adopt SFAS No.123R using the modified prospective method.

        Adoption of SFAS No. 123R will not affect the Company's cash flows or financial position, but it will reduce reported net income and earnings per share because the Company will be required to recognize compensation expense for share purchase rights granted under its employee stock option and employee stock purchase plans, whereas the Company has not been required to record such expense under current accounting rules. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The impact on the Company's results of operations and earnings per share had the Company adopted SFAS No. 123, is described in the "Stock-Based Compensation" section of this Note. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,373,000, $1,203,000 and $147,000 in 2004, 2003 and 2002, respectively.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets" ("SFAS No. 153"). SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," to eliminate certain exceptions to the principle that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. SFAS No. 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or cash flows.

        In October 2004, the American Jobs Creation Act ("AJCA") created a new tax deduction for computing taxable profits from the sale of products manufactured in the United States. The AJCA also provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated in either an enterprise's last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

        In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes,to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1"). FSP 109-1 clarifies that the benefit of the manufacturer's tax deduction provided by the new tax law constitutes a special deduction and not a change in tax rate. Consequently, the enactment of AJCA does not affect deferred tax assets and liabilities existing at the enactment date.

        In December 2004, the FASB issued Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-2 provides accounting and disclosure guidance with respect to the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. The Company has not yet completed its evaluation of the effects of the repatriation provision included in the AJCA, and accordingly has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the AJCA.

3. Acquisitions

        On July 28, 2004, the Company acquired substantially all of the assets of Taugagreining, hf. ("Taugagreining"), an Icelandic company that developed and marketed electroencephalography ("EEG") technology for the diagnosis and monitoring of neurological function, for a cash purchase price of $5,601,000, including expenditures associated with the acquisition. In addition, the Company may also be required to pay up to $900,000 in additional future payments based on the achievement of various performance milestones through December 31, 2006. Any such payments will be accounted for as additional purchase price.

        The allocation of the purchase price has not yet been finalized, however, the Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying Consolidated Financial Statements. The Company has allocated $3,428,000 of the purchase price to goodwill, $1,157,000 to intangible assets, $386,000 to purchased in-process research and development and $630,000 to net tangible assets. The goodwill was assigned to the Company's NeuroCare segment. All of the goodwill is expected to be deductible for income tax purposes. The intangible assets, consisting of purchased technology and a three-year non-compete agreement, are being amortized on a straight-line basis over lives ranging from 3 to 5 years. The amount allocated to purchased in-process research and development was expensed on the date of acquisition, because the product under development had not reached technological feasibility and had no future alternative use. The amount of the purchase price allocated to purchased in-process research and development and intangible assets was determined by an independent appraiser.

        On December 18, 2002, the Company acquired all of the outstanding capital stock of SciMed, Limited ("SciMed"), a company based in the United Kingdom that develops, manufactures and markets advanced Doppler ultrasound equipment for the non-invasive measurement of blood flow, for a cash purchase price of $3,468,000 (including expenditures associated with the acquisition), of which $1,841,000 was paid in the third quarter of 2003. In connection with this acquisition, the Company recorded $1,879,000 of goodwill, which was assigned to the Company's NeuroCare segment, and $1,456,000 of intangible assets, consisting of purchased technology, patents and a five-year non-compete agreement. An independent appraiser was used to determine the fair market value of the intangible assets acquired.

        On October 16, 2002, the Company acquired all of the outstanding capital stock of E.M.E. (Electro Medical Equipment) Limited ("EME") for an aggregate purchase price of $20,870,000, including expenditures associated with the acquisition and net of $2,264,000 of cash acquired. The purchase price consisted of $17,723,000 in cash, notes payable of $897,000 and 146,535 shares of the Company's common stock valued at $2,250,000. EME manufactures, develops and markets devices and disposables for the non-invasive treatment of newborns with respiratory problems.

        The Company has allocated $17,125,000 of the purchase price to goodwill, $858,000 to trademarks, $3,004,000 to other intangible assets, $900,000 to purchased in-process research and development and $1,017,000 to net tangible liabilities. The goodwill was assigned to the Company's Critical Care segment. The trademarks were deemed to have an indefinite life and are, therefore, not subject to amortization. The intangible assets, consisting of purchased technology and distribution agreements, are being amortized on a straight-line basis over lives ranging from 2 to 10 years. The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. The amount of the purchase price allocated to purchased in-process research and development, trademarks and intangible assets was determined by an independent appraiser.

        In connection with the acquisition of EME, the Company developed a plan to reduce costs and promote operational efficiencies by eliminating redundant functions and excess capacity through the closure of two facilities and the elimination of 48 positions in the areas of sales, finance, service and research and development. In connection with the plan, the Company established reserves in purchase accounting totaling $1,290,000. As of January 1, 2005, the facilities have been abandoned and all 48 positions have been eliminated. The balance of the reserve at January 1, 2005 reflects lease obligations associated with the abandoned facilities. The remaining reserves established are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

        A summary of the reserve activity related to the EME acquisition-related restructuring plan as of and for the year ended January 1, 2005 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Balance as of January 3, 2004	Payments Made During 2004	Reserves Reversed Against Goodwill	Foreign Currency Translation	Balance as of January 1, 2005
Severance and employee related costs	$750	$479	$(185)	$(309)	$15	$—
Lease cancellation fees	243	262	(137)	—	12	137
Exit and other costs	297	98	(100)	—	2	—

	$1,290	$839	$(422)	$(309)	$29	$137

        The results of these acquisitions are included in the accompanying Consolidated Financial Statements since their respective dates of acquisition. Pro forma amounts are not presented as the acquisitions described above would not have had a material effect on the Company's results of operations or financial condition for any of the years presented.

4. Inventories

        The components of inventories are as follows:

	January 1, 2005	January 3, 2004
	(In thousands)
Raw materials	$42,621	$39,036
Work-in-process	7,943	6,868
Finished goods	22,087	20,829

	$72,651	$66,733

5. Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	January 1, 2005	January 3, 2004
	(In thousands)
Land	$990	$990
Buildings	6,892	6,892
Machinery and equipment	62,167	59,429
Information technology	4,095	3,818
Furniture and fixtures	8,796	7,903
Leasehold improvements	7,187	8,264
Construction-in-progress	5,875	1,485

	96,002	88,781
Accumulated depreciation	(68,495)	(64,990)

	$27,507	$23,791

        Depreciation expense associated with property, plant and equipment was $6,871,000, $7,111,000 and $7,628,000 in 2004, 2003 and 2002, respectively.

6. Goodwill

        The carrying amount of goodwill, by business segment, for the years ended January 1, 2005 and January 3, 2004, and the changes in those balances are as follows:

	Respiratory Technologies Segment	Critical Care Segment	NeuroCare Segment	Medical and Surgical Products Segment	Total
	(in thousands)
Balance at December 28, 2002	$30,089	$80,830	$54,427	$5,149	$170,495
Purchase accounting adjustments	—	1,968	—	—	1,968
Foreign currency translation	7,820	1,947	206	—	9,973

Balance at January 3, 2004	$37,909	$84,745	$54,633	$5,149	$182,436
Goodwill as a result of acquisitions	—	—	3,428	—	3,428
Purchase accounting adjustments	(99)	(49)	—	—	(148)
Foreign currency translation	3,018	1,353	147	—	4,518

Balance at January 1, 2005	$40,828	$86,049	$58,208	$5,149	$190,234

7. Intangible Assets

        The gross carrying amount and accumulated amortization of the Company's intangible assets as of January 1, 2005 and January 3, 2004 are as follows:

	January 1, 2005			January 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Software	$30,048	$(22,627)	$7,421	$24,355	$(17,187)	$7,168
Patents	3,373	(942)	2,431	1,882	(634)	1,248
Purchased technology	12,377	(2,266)	10,111	5,335	(920)	4,415
Other intangibles	3,821	(951)	2,870	2,859	(475)	2,384

	$49,619	$(26,786)	$22,833	$34,431	$(19,216)	$15,215

        The gross carrying amount of the Company's intangible assets that have indefinite lives and are not subject to amortization as of January 1, 2005 and January 3, 2004 are $1,033,000 and $967,000, respectively. These assets are comprised of acquired trademarks.

        Amortization expense of intangible assets was $5,690,000, $3,843,000 and $2,242,000 in 2004, 2003 and 2002, respectively.

        The estimated future annual amortization expense for each of the next five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2005	$6,298
2006	$4,927
2007	$3,719
2008	$3,043
2009	$1,409

8. Revolving Credit Facility

        On May 31, 2002, the Company entered into a three-year syndicated $60,000,000 Senior Revolving Credit Facility (the "Facility"), which expires in May 2005. Up to $10,000,000 of the $60,000,000 is available for standby letters of credit. Under the Facility, there are options under which the Company can borrow funds which determine the interest rate that will be charged. These options include borrowings at the London Interbank Borrowing Rate ("LIBOR") plus a spread or at the prime rate plus a spread. Under the LIBOR option, the interest rate depends on the term selected which can be no more than one year, and is fixed for that term. Under the prime rate option, the interest rate fluctuates based on the prime rate during the period over which any amount is outstanding under that option.

        Under the terms of the Facility, the Company is subject to certain debt covenants which limit debt to a maximum of 2.5 times earnings before interest, taxes and depreciation and amortization ("EBITDA"), require a minimum EBITDA to interest expense ratio of 4.0, limit aggregate annual capital expenditures to $20,000,000 and require a minimum stockholders' equity balance. At January 1, 2005 and January 3, 2004, the Company was in compliance with all such covenants. Certain of the

Company's assets are pledged as collateral under the Facility. The Company is required to pay a quarterly commitment fee at an annual rate of .35% on the unused portion of the Facility.

        In July 2003, the Company repaid all amounts outstanding under the Facility with a portion of the net proceeds from the follow-on offering consummated in June 2003. No amounts are outstanding under the Facility as of January 1, 2005. At January 1, 2005, $58,374,000 was available to be borrowed under the Facility, because $1,626,000 of standby letters of credit have been issued under the Facility.

9. Capital Stock

        In August 2001, the Company's Board of Directors and sole stockholder approved an amendment to the Company's Certificate of Incorporation to, among other items, authorize 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's Board of Directors without future stockholder approval. The amendment also increased the number of authorized shares of common stock, $.01 par value per share, for issuance from 3,000 shares to 100,000,000 shares. There was no preferred stock issued or outstanding at January 1, 2005.

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

10. Stock Option Plan

        In September 2001, the Company adopted the Equity Incentive Plan (the "Plan"). The Plan permits the Company's Board of Directors to grant incentive stock options to employees of the Company and non-qualified stock options, restricted stock, performance stock and other stock-based incentive awards to officers, directors, employees and consultants of the Company. In February 2002, the Board of Directors amended the Plan and received approval at the Annual Meeting of Stockholders on May 9, 2002 to increase the total number of shares available for issuance under the Plan from 4,680,000 to 6,680,000. The exercise price for incentive stock options granted under the Plan may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options issued under the Plan are generally exercisable in three equal annual installments commencing one year from the date of grant and expire if not exercised within ten years from the date of grant. At January 1, 2005, approximately 888,000 shares remain available for future grant under the Plan.

        A summary of the Company's stock option activity is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding at December 29, 2001	3,863	$14.24
Granted	702	18.06
Exercised	(73)	12.74
Cancelled or expired	(271)	15.14

Options outstanding at December 28, 2002	4,221	$14.84
Granted	1,642	16.08
Exercised	(557)	13.47
Cancelled or expired	(521)	14.50

Options outstanding at January 3, 2004	4,785	$15.44
Granted	1,034	18.46
Exercised	(599)	14.27
Cancelled or expired	(675)	17.10

Options outstanding at January 1, 2005	4,545	$15.95

Options exercisable at year end:
December 28, 2002	1,363	$14.07
January 3, 2004	1,977	$14.74
January 1, 2005	2,680	$15.04

        The following table summarizes information about stock options outstanding and exercisable at January 1, 2005 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$9.92—$14.23	2,606	6.8	$14.13	2,127	$14.17
$15.26—$20.27	1,795	8.7	$17.97	532	$18.19
$23.43—$23.90	144	8.6	$23.53	21	$23.90

$9.92—$23.90	4,545	7.6	$15.95	2,680	$15.04

11. Employee Benefit Plans

Employee Stock Purchase Plan

        In October 2001, the Company adopted an employee stock purchase plan in which substantially all of the Company's full-time employees became eligible to participate effective July 1, 2002. Under this plan, employees may contribute up to 10% of their compensation toward the purchase of the Company's common stock at the lower of 85% of the fair market price on the first or last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year that the shares are issued. Under the terms of the plan, a total of 650,000 shares of common stock have been reserved for issuance to employees. At January 1, 2005, approximately 410,000 shares remain available for purchase under the plan.

401(k) Savings Plan

        The Company has a 401(k) savings plan that covers substantially all of its U.S. employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percent of their salary to the plan. The Company matches a certain percentage of each participant's contributions as per the provisions of the plan. The expense under the plan related to the Company's matching contribution was $2,512,000, $2,464,000 and $2,529,000 in 2004, 2003 and 2002, respectively.

12. Restructuring

        In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2004 Restructuring Plan

        In the third quarter of 2004, the Company initiated a company-wide restructuring plan to lower its cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Technologies' U.S. manufacturing operations from Yorba Linda, California to the Company's Critical Care facility in Palm Springs, California, combining Critical Care's U.S. commercial operations with Respiratory Technologies' U.S. commercial operations in a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands. The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. The total amount of restructuring expense expected to be incurred in connection with this plan is between $9,500,000 and $11,000,000. As of January 1, 2005, approximately 200 of the targeted employees had been severed. The Company expects all components of the plan to be substantially completed by the end of fiscal year 2005.

        A summary of the restructuring activity associated with the 2004 Restructuring Plan is as follows (in thousands):

	Employee Severance and Related Expenses	Employee Retention Payments	Facility Closure Costs	Other Costs	Total
Balance at January 3, 2004	$—	$—	$—	$—	$—
Costs accrued (a)	8,248	216	6	137	8,607
Payments	(4,284)	(22)	(6)	(137)	(4,449)
Foreign currency translation	278	—	—	—	278

Balance at January 1, 2005	$4,242	$194	$—	$—	$4,436

(a)
Reflects costs of $7,108 in Respiratory Technologies, $453 in Critical Care, $788 in NeuroCare, $227 in Medical and Surgical Products and $31 in the corporate office.

2003 Restructuring Plans

        Throughout 2003, the Company initiated three restructuring programs. The following is a summary of these programs:

EME Restructuring Plan

        In 2003, as a result of the acquisition of EME, the Company initiated a restructuring plan related to its Critical Care segment, which resulted in the elimination of 48 positions in the areas of sales, finance, service and research and development. As of January 1, 2005, a total of $911,000 of retention payments had been expensed and paid in connection with this plan, of which $5,000 was expensed in 2004. All expenses related to this restructuring plan have been paid as of January 1, 2005.

NeuroCare Restructuring Plan

        On August 6, 2003, the Company commenced a plan to restructure its NeuroCare segment. The restructuring plan included the termination of 55 general and administrative, service and manufacturing positions. The plan was carried out in the third and fourth quarters of 2003. The total amount of restructuring expense incurred in connection with this plan was approximately $551,000, all of which was expensed and paid in 2003.

German Restructuring Plan

        In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Technologies' facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of January 1, 2005, 14 of these positions had been eliminated and approximately $276,000 of severance has been paid. Severance expense for the remaining 10 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2,000,000. As of January 1, 2005, a total of approximately $1,169,000 of restructuring expense had been incurred in connection with this plan.

        A summary of the restructuring activity associated with the 2003 Restructuring Plans is as follows (in thousands):

	EME Restructuring Plan		NeuroCare Restructuring Plan	German Restructuring Plan
	Employee Retention Payments	Other Costs	Employee Severance and Related Expenses	Employee Severance and Related Expenses	Total
Balance at December 28, 2002	$—	$—	$—	$—	$—
Costs accrued	899	7	551	304	1,761
Payments	(848)	(7)	(551)	(129)	(1,535)
Foreign currency translation	(51)	—	—	5	(46)

Balance at January 3, 2004	$—	$—	$—	$180	$180
Costs accrued	5	—	—	865	870
Payments	(5)	—	—	(147)	(152)
Foreign currency translation	—	—	—	98	98

Balance at January 1, 2005	$—	$—	$—	$996	$996

2002 and 2001 Restructuring Plans

        Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by the these actions included the Company's New Hampshire and Colorado facilities, which were consolidated with the Company's NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany.

        A summary of the restructuring activity associated with the 2002 and 2001 Restructuring Plans is as follows (in thousands):

	Employee Severance and Related Expenses	Employee Retention Payments	Facility Closure Costs	Other Costs	Total
Balance at December 29, 2001	$1,769	$320	$233	$313	$2,635
Costs accrued (a)	2,905	—	2,272	554	5,731
Non-cash write-down of New Hampshire facility	—	—	(1,102)	—	(1,102)
Payments	(4,026)	(320)	(708)	(573)	(5,627)
Foreign currency translation	340	—	—	—	340

Balance at December 28, 2002	$988	$—	$695	$294	$1,977
Costs accrued	36	—	—	—	36
Payments	(822)	—	(351)	(46)	(1,219)
Foreign currency translation	191	—	(17)	—	174

Balance at January 3, 2004	$393	$—	$327	$248	$968
Reversals and Adjustments to Restructuring Charges (b)	(342)	—	(3)	(88)	(433)
Payments	(40)	—	(37)	(164)	(241)
Foreign currency translation	22	—	24	4	50

Balance at January 1, 2005	$33	$—	$311	$—	$344

(a)
Reflects costs of $526 in Respiratory Technologies, $233 in Critical Care, $3,776 in NeuroCare, $308 in Medical and Surgical Products and $888 in the corporate office.

(b)
Reflects reversals to restructuring costs of $345 in Respiratory Technologies and $88 in the corporate office.

        The balance of this reserve at January 1, 2005 is comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease incomes. These amounts will be paid over their respective lease terms the longest of which extends until 2014. The reversal to restructuring charges in 2004 of $433,000 resulted mainly from a favorable judgment received with respect to an employee's severance payout.

13. Income Taxes

        The components of income from continuing operations before income taxes are as follows (in thousands):

	2004	2003	2002
Domestic	$34,718	$29,106	$24,122
Foreign	(11,207)	10,038	6,211

	$23,511	$39,144	$30,333

        The components of the provision for income taxes are as follows (in thousands):

	2004	2003	2002
Current:
Federal	$4,053	$5,399	$8,143
State	1,659	1,352	1,296
Foreign	502	3,485	2,071

Total current	6,214	10,236	11,510

Deferred:
Federal	5,059	2,492	(716)
State	410	227	133
Foreign	(3,208)	351	558

Total deferred	2,261	3,070	(25)

Total provision for income taxes	$8,475	$13,306	$11,485

        The provision for income taxes differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes due to the following (in thousands):

	2004	2003	2002
Federal Statutory Rate	$8,229	$13,700	$10,617
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	1,345	1,026	929
Export sales benefit	(1,983)	(1,750)	(634)
Effect of foreign operations	621	324	455
Nondeductible expenses	301	315	243
Other	(38)	(309)	(125)

	$8,475	$13,306	$11,485

        Deferred tax assets and liabilities in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	2004	2003
Deferred Tax Assets (Liabilities):
Reserves and accruals	$4,134	$4,032
Inventory basis difference	4,837	5,736
Net operating loss and credit carryforwards	3,347	3,615
Accrued compensation	1,526	1,217
Depreciation and amortization	(6,450)	(3,264)
Deferred credits and amortization	1,224	2,110
Prepaid expenses	(716)	—
Other, net	(550)	(534)

	7,352	12,912
Less: Valuation allowance	(1,001)	(3,323)

	$6,351	$9,589

        The valuation allowance relates to uncertainty surrounding the realization of foreign tax net operating loss carryforwards. At January 1, 2005, the Company had foreign net operating loss carryforwards of approximately $8,400,000. Approximately $5,000,000 of the net operating loss carryforwards do not expire. The remainder expires at various times over the next 5 years. Deferred taxes have not been provided on approximately $8,000,000 of cumulative undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. because the Company plans to keep these amounts permanently invested overseas. The Company, however, is currently evaluating the effects of the repatriation provision included in the AJCA, which was signed into law on October 22, 2004. The Company has not made a decision to repatriate any earnings and consequently the income tax effects of any potential repatriation cannot be reasonably estimated at this time.

14. Discontinued Operations

        In September 2002, the Company announced its plan to exit the patient monitoring business by divesting MDE and in September 2003, the Company announced its plan to sell certain assets of Thermedics. Thermedics manufactured polyurethanes for medical and industrial applications. These decisions were made as a result of the determination that MDE and Thermedics did not fit into the Company's long-term strategy of focusing and investing resources in the Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products segments. The consolidated financial statements have been restated to account for MDE and Thermedics as discontinued operations. MDE and Thermedics were previously part of the Medical and Surgical Products segment.

        On April 3, 2003, the Company sold MDE to Invivo Corporation for $9,257,000. The Company recorded in 2003 and 2002 respectively, an after-tax charge of $958,000 ($1,511,000 pre-tax) and $14,285,000 ($22,513,000 pre-tax), to write-down the assets of MDE to their estimated net realizable value less the costs to sell. The total goodwill included in determining the loss was $27,000,000.

        On October 3, 2003, the Company sold Thermedics to Noveon, Inc. for $14,632,000 in cash. In connection with the sale, the Company provided for an after-tax loss on disposal, including expenses, totaling $2,600,000. Included in this loss was $2,459,000 of goodwill.

        The operating results of the MDE and Thermedics discontinued operations are as follows:

	2004	2003	2002
	(In thousands)
Revenues	$—	$12,513	$27,860
Loss before income taxes	$(333)	$(4,917)	$(21,345)
Net loss	$(205)	$(4,252)	$(13,524)

15. Commitments and Contingencies

Commitments

        The Company leases certain office, warehouse and manufacturing space under various operating lease arrangements. Future annual minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at January 1, 2005 are as follows (in thousands):

Fiscal Year
2005	$7,597
2006	7,462
2007	7,006
2008	5,800
2009	5,057
Thereafter	31,521

$64,443

        Total rent expense under operating leases was $7,104,000, $5,372,000 and $4,623,000 in 2004, 2003 and 2002, respectively.

Contingencies

        On May 13, 2004, the Company settled litigation with INO Therapeutics, LLC ("INO Therapeutics"), AGA AB and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices. Following the dismissal of the litigation, the Company received $7,500,000 in the second quarter of 2004. This included $6,000,000 in connection with the dismissal of the litigation, which is included in legal settlement in the accompanying Consolidated Statements of Income. The other $1,500,000 received resulted from the Company's submission to INO Therapeutics of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field, which is included in service revenue in the accompanying Consolidated Statements of Income.

        In July 1999, the Company commenced a lawsuit against a former employee and a related corporation for patent infringement and other actions. The defendants in this case counter-sued, claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement, which settled all outstanding lawsuits between the companies and related parties. Under the agreement both companies have access to certain technologies and rights used in the companies' ventilators and the Company will be paid $4,000,000 in licensing fees over the three years ending March 2005. The licensing fees are being recognized ratably over a four-year period. As of January 1, 2005, all amounts due under this agreement have been paid to the Company, $1,000,000 of which is included in deferred revenue in the accompany Consolidated Balance Sheets.

        The Company is also involved in various other legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

16. Related-party Transactions

Operating Lease

        The Company leased office space from a former affiliate, which is controlled by Thermo Electron, under an operating lease arrangement that expired in 2004. Rent expense under this lease was $743,000, $735,000 and $686,000 in 2004, 2003 and 2002, respectively.

Transition Services Agreement

        In connection with the spin-off, the Company and Thermo Electron entered into a transition services agreement. The agreement provides that Thermo Electron would provide the Company with certain administrative services through June 29, 2002. The Company paid a fee under this agreement equal to 0.4% and 0.1% of the Company's consolidated revenues for quarters ending March 30, 2002 and June 29, 2002, respectively, plus out-of-pocket and third-party expenses. The Company was charged $457,000 in 2002 for the services provided under this agreement.

Advance to Chief Executive Officer

        In 2001, the Company advanced its chief executive officer $500,000, which is being forgiven ratably over the four years following execution of his employment agreement, assuming continued employment or in certain other circumstances. The balance of the advance was $47,000 at January 1, 2005.

17. Segment and Geographic Information

Segment Information

        The Company has aggregated its business units into four reportable segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. The Respiratory Technologies segment develops, manufactures, markets and services products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders. The Critical Care segment develops, manufactures, markets and services products to treat respiratory insufficiency caused by illness, injury or premature birth. The NeuroCare segment principally develops, manufactures, markets and services a comprehensive line of neurodiagnostic, vascular and audiology systems. The Medical and Surgical Products segment develops, manufactures and markets disposable medical products and specialty metal components for orthopedics, medical imaging equipment and cardio-vascular implants. In classifying operations into a particular segment, the Company aggregates businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

        Summarized financial information concerning the Company's reportable segments is shown in the following table.

	2004	2003	2002
	(In thousands)
Revenues:
Respiratory Technologies	$115,944	$114,128	$97,225
Critical Care	132,285	132,897	97,296
NeuroCare	85,056	91,964	93,880
Medical and Surgical Products	59,917	55,958	54,051

	$393,202	$394,947	$342,452

Income from Continuing Operations Before Income Taxes:
Operating Income (Loss):
Respiratory Technologies	$7,301	$14,373	$12,435
Critical Care	16,754	24,836	12,346
NeuroCare	(229)	5,298	3,967
Medical and Surgical Products	10,040	9,316	10,707
Corporate (a)	(11,263)	(12,771)	(7,102)

Operating Income	22,603	41,052	32,353
Other Income (Expense), net	908	(1,908)	(2,020)

Income from Continuing Operations Before Income Taxes	$23,511	$39,144	$30,333

Total Assets:
Respiratory Technologies	$128,593	$125,168	$105,820
Critical Care	151,321	158,049	148,284
NeuroCare	119,608	103,550	108,933
Medical and Surgical Products	43,310	33,626	29,340
Corporate (b)	105,004	83,932	13,562
Assets of Discontinued Operations	—	—	35,561

	$547,836	$504,325	$441,500

Depreciation and Amortization:
Respiratory Technologies	$6,274	$3,925	$4,434
Critical Care	2,640	3,095	1,732
NeuroCare	3,825	3,041	1,604
Medical and Surgical Products	2,329	2,201	1,899
Corporate	507	512	201

	$15,575	$12,774	$9,870

Capital Expenditures:
Respiratory Technologies	$3,884	$885	$5,785
Critical Care	1,256	1,530	470
NeuroCare	1,229	536	1,259
Medical and Surgical Products	3,320	2,496	3,054
Corporate	912	518	828

	$10,601	$5,965	$11,396

(a)
Primarily general and administrative expenses.

(b)
Primarily cash and cash equivalents and deferred tax assets.

Geographic Information

        The following table summarizes revenues and long-lived assets by geographic area. Revenues are based on the location in which the sale is settled. Long-lived asset data (which consists of property, plant and equipment, goodwill, intangible assets and other assets) is based on physical location.

	2004	2003	2002
	(In thousands)
Revenues:
United States	$220,238	$221,265	$201,369
International	172,964	173,682	141,083

Total Revenues	$393,202	$394,947	$342,452

Long-Lived Assets:
United States	$163,443	$149,913	$172,076
International:
Germany	51,214	47,887	32,434
United Kingdom	29,176	28,238	22,369
Other	—	83	181

Total Long-Lived Assets	$243,833	$226,121	$227,060

        There was no country outside of the U.S. in which revenues exceeded 10% of the Company's total revenues in 2004, 2003 or 2002.

18. Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial results for the year ended January 1, 2005 are as follows:

	For the Quarter Ended
	April 3, 2004	July 3, 2004(1)	October 2, 2004	January 1, 2005
	(In thousands, except per share amounts)
Revenues	$95,589	$95,354	$91,578	$110,681
Gross Margin	$41,857	$43,329	$40,727	$48,419
Income (Loss) from Continuing Operations	$2,678	$7,545	$(2,164)	$6,977
Discontinued Operations	—	—	—	(205)

Net Income (Loss)	$2,678	$7,545	$(2,164)	$6,772

Earnings (Loss) per Share (2):
Basic:
Continuing Operations	$.09	$.25	$(.07)	$.23
Discontinued Operations	—	—	—	(.01)

	$.09	$.25	$(.07)	$.22

Diluted:
Continuing Operations	$.09	$.24	$(.07)	$.23
Discontinued Operations	—	—	—	(.01)

	$.09	$.24	$(.07)	$.22

        Summarized quarterly financial results for the year ended January 3, 2004 are as follows:

	For the Quarter Ended
	March 29, 2003	June 28, 2003	September 27, 2003	January 3, 2004
	(In thousands, except per share amounts)
Revenues	$93,683	$99,825	$87,131	$114,308
Gross Margin	$43,440	$47,125	$38,631	$52,964
Income from Continuing Operations	$6,144	$6,637	$4,538	$8,519
Discontinued Operations	(1,199)	(71)	(2,226)	(756)

Net Income	$4,945	$6,566	$2,312	$7,763

Earnings (Loss) per Share (2):
Basic:
Continuing Operations	$.23	$.25	$.15	$.28
Discontinued Operations	(.04)	—	(.07)	(.02)

	$.19	$.25	$.08	$.26

Diluted:
Continuing Operations	$.23	$.25	$.15	$.27
Discontinued Operations	(.04)	(.01)	(.07)	(.02)

	$.19	$.24	$.08	$.25

(1)
In the second quarter of fiscal 2004, the Company recognized one-time legal settlement gains of $3,870, on an after-tax basis, in connection with its settlement with INO Therapeutics (See Note 15).

(2)
Earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share will not necessarily equal the total for the year.

19. Subsequent Events

        On January 24, 2005, the Company acquired substantially all of the assets of Navion Biomedical Corporation, a company that developed, manufactured and marketed a device used to facilitate the placement of peripherally inserted central catheters and central venous catheters, for a cash purchase price of $3,500,000, of which $175,000 will be paid in the first quarter of 2006.

        On March 1, 2005, the Company acquired the medical division of Oxford Instruments plc ("Oxford Medical") for a cash purchase price of approximately $46,000,000, subject to certain working capital adjustments. Oxford Medical is based in the United Kingdom and manufactures, develops, designs and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical's several business components. Neurophysiology's principal product lines include electromyography ("EMG") equipment and EMG needles and neurological disposables. The business also contains an obstetrics range of antenatal and fetal monitors and an ambulatory cardiology range of products.

        On March 15, 2005, the Company acquired all of the outstanding capital stock of Micro Medical Limited, a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $40,400,000, subject to certain working capital adjustments. The purchase price consisted of approximately $36,600,000 in cash (net of cash acquired) and approximately $3,800,000 in assumed debt. In addition, the Company may also be required to pay additional consideration upon the achievement of certain criteria.

VIASYS HEALTHCARE INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Accounts Written Off	Other(a)	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year Ended January 1, 2005	$5,955	$528	$(1,491)	$121	$5,113
Year Ended January 3, 2004	$6,113	$464	$(1,272)	$650	$5,955
Year Ended December 28, 2002	$7,050	$2,066	$(3,379)	$376	$6,113

(a)
Reflects primarily the effects of foreign currency translation.

VIASYS HEALTHCARE INC.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10/A, filed with the Commission on September 20, 2001.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
3.3	Amended and Restated By-Laws of the Company, is incorporated by reference to Exhibit 3.5 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.1	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Randy H. Thurman, is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.
†10.2	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Martin P. Galvan, is incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.
†10.3	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Edward Pulwer, is incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.
†10.4	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Lori J. Cross, is incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.
†10.5	Amended and Restated Employment Agreement, dated as of November 29, 2004, by and between the Company and Mahboob H. Raja, is incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K/A, filed with the Commission on March 3, 2005.
*†10.6	Summary of the Company's management incentive program.
10.7	Plan and Agreement of Distribution between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
10.8	Tax Matters Agreement between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
10.9	Rights Agreement between the Company and the Rights Agent, is incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.10	VIASYS Healthcare Inc. Indemnification Agreement between the Company and its directors and officers, is incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.11	VIASYS Healthcare Inc. Equity Incentive Plan (as amended on May 5, 2004), is incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2004.

†10.12	VIASYS Healthcare Inc. Deferred Compensation Plan for Directors, is incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
†10.13	Letter Agreement, dated as of September 24, 2001, by and between the Company, Randy H. Thurman and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
†10.14	Term Note, dated as of April 19, 2001, by and between the Company and Randy H. Thurman, is incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
*10.15	Share Sale Agreement, dated as of March 15, 2005, by and between VIASYS Holdings Inc. and the former stockholders of Micro Medical Limited.
10.16	Credit Agreement, dated as of May 31, 2002, by and between the Company, the Banks Party thereto and certain other parties, is incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K, filed with the Commission on March 25, 2003.
*21.1	List of Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Chief Executive Officer's Rule 13a-14(a)/15d-14(a) Certification.
*31.2	Chief Financial Officer's Rule 13a-14(a)/15d-14(a) Certification.
*32.1	1350 Certifications

*
Filed herewith.

†
Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

QuickLinks

  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS AND SCHEDULE
VIASYS HEALTHCARE INC. CONSOLIDATED BALANCE SHEETS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF INCOME
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
VIASYS HEALTHCARE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VIASYS HEALTHCARE INC. SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
VIASYS HEALTHCARE INC. EXHIBIT INDEX