Form 10-Q
period 2005-04-02
VIASYS HEALTHCARE INC
filed 2005-05-11
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarter period ended April 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒   No ☐

As of May 9, 2005, the Registrant had 31,179,043 shares of Common Stock, par value $.01, outstanding. This number excludes 5,597 shares held by the Registrant as treasury shares.

VIASYS HEALTHCARE INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2005	January 1, 2005
	(Unaudited) (In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$36,209	$122,281
Accounts receivable, less allowance for doubtful accounts of $5,720 and $5,113 at April 2, 2005 and January 1, 2005, respectively	111,487	91,914
Inventories	83,513	72,651
Deferred income taxes, net	12,404	12,689
Prepaid expenses and other current assets	5,201	4,468
Total Current Assets	248,814	304,003
Property, Plant and Equipment, net	46,078	27,507
Goodwill	242,211	190,234
Intangible Assets, net	25,158	22,833
Other Assets	2,393	3,259
Total Assets	$564,654	$547,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$769	$491
Accounts payable	29,379	23,363
Accrued payroll and related benefits	10,802	10,091
Deferred revenue	13,589	12,104
Accrued installation and warranty costs	7,314	6,274
Accrued commissions	2,555	3,357
Income taxes payable	2,089	—
Accrued restructuring costs	4,302	5,776
Other accrued expenses	13,686	12,192
Total Current Liabilities	84,485	73,648
Deferred Income Taxes, net	6,196	6,338
Other Long-Term Liabilities	8,574	2,351
Total Liabilities	99,255	82,337
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,151,690 and 31,101,239 shares issued; 31,146,093 and 31,095,642 shares outstanding at April 2, 2005 and January 1, 2005, respectively	312	311
Additional paid-in capital	352,604	351,756
Treasury stock, at cost; 5,597 shares at April 2, 2005 and January 1, 2005	(111)	(111)
Retained earnings	85,860	81,000
Accumulated other comprehensive income	26,734	32,543
Total Stockholders’ Equity	465,399	465,499
Total Liabilities and Stockholders’ Equity	$564,654	$547,836

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	April 2, 2005	April 3, 2004
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product	$91,554	$84,436
Service	12,630	11,153
Total revenues	104,184	95,589
Cost of Revenues:
Product	47,641	46,564
Service	7,834	7,168
Total cost of revenues	55,475	53,732
Gross Margin	48,709	41,857
Operating Expenses:
Selling, general and administrative expense	34,207	30,833
Research and development expense	6,672	6,396
Restructuring charges	601	262
Total operating expenses	41,480	37,491
Operating Income	7,229	4,366
Other Income (Expense):
Interest income	584	245
Interest expense	(120)	(149)
Other, net	(158)	(310)
Total other income (expense)	306	(214)
Income Before Income Taxes	7,535	4,152
Provision for Income Taxes	(2,675)	(1,474)
Net Income	$4,860	$2,678

Earnings per Share:
Basic	$.16	$.09
Diluted	$.15	$.09

Weighted Average Shares Outstanding:
Basic	31,121	30,564
Diluted	31,629	31,505

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	April 2, 2005	April 3, 2004
	(Unaudited) (In thousands)

Cash Flows from Operating Activities:
Net income	$4,860	$2,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,582	3,633
Tax benefit related to stock option exercises	75	895
Other non-cash items	252	(26)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	1,983	9,842
Inventories	(968)	(4,083)
Prepaid expenses and other current assets	(526)	(247)
Accounts payable	(3,505)	1,621
Other current liabilities	3,854	(5,455)
Other, net	(2,722)	(243)
Net cash provided by operating activities	7,885	8,615

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(85,790)	—
Expenditures for property, plant and equipment	(6,196)	(1,234)
Proceeds from sale of property, plant and equipment	18	83
Expenditures for intangible assets	(1,629)	(965)
Net cash used in investing activities	(93,597)	(2,116)

Cash Flows from Financing Activities:
Increase (decrease) in current portion of long-term obligations	3	(47)
Proceeds from stock option exercises	672	4,157
Other	—	64
Net cash provided by financing activities	675	4,174
Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	(1,035)	(164)
Net (Decrease) Increase in Cash and Cash Equivalents	(86,072)	10,509
Cash and Cash Equivalents at Beginning of Period	122,281	97,902
Cash and Cash Equivalents at End of Period	$36,209	$108,411

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of April 2, 2005 and January 1, 2005, the results of operations for the three month periods ended April 2, 2005 and April 3, 2004, and cash flows for the three month periods ended April 2, 2005 and April 3, 2004.  These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, as filed with the Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.             Acquisitions

Effective January 18, 2005, the Company acquired substantially all of the assets of Navion Biomedical Corporation, a company that develops, manufactures and markets a device used to facilitate the placement of peripherally inserted central catheters and central venous catheters, for a cash purchase price of $3,571,000 (including expenditures associated with the acquisition), of which $175,000 will be paid in the first quarter of 2006. In connection with this acquisition, the Company recorded $601,000 of goodwill, which was assigned to the Company’s MedSystems segment, and $2,900,000 of intangible assets, consisting of purchased technology. An independent appraiser was used to determine the fair market value of the intangible assets acquired. The allocation of the purchase price has not yet been finalized, however, the Company does not expect the final allocation of the purchase price to differ materially from the amounts included in the accompanying Condensed Consolidated Financial Statements.

Effective March 1, 2005, the Company acquired the medical division of Oxford Instruments plc (“Oxford Medical”) for a net cash purchase price of approximately $45,300,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. Oxford Medical is based in the United Kingdom and develops, designs, manufactures and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical’s several business components. Neurophysiology’s principal product lines include electromyography (“EMG”) equipment, EMG needles and neurological disposables. The business also contains an obstetrics range of antenatal and fetal monitors and an ambulatory cardiology range of products. Oxford Medical has been assigned to the Company’s NeuroCare segment.

Effective March 16, 2005, the Company acquired all of the outstanding capital stock of Micro Medical Limited, a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $40,900,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. The purchase price consisted of approximately $37,100,000 in cash (net of cash acquired of approximately $2,590,000) and approximately $3,800,000 in assumed debt. In addition, the Company may also be required to pay additional consideration upon the achievement of certain criteria. Micro Medical has been assigned to the Company’s Respiratory Care segment.

The Company has engaged a third party to appraise the fair market value of the intangible assets and property, plant and equipment acquired in the Oxford Medical and Micro Medical transactions.  Since that work has not yet been completed, estimates were used to allocate the purchase price in these Condensed Consolidated Financial Statements. Upon completion of these valuations in the second quarter of 2005, any necessary adjustments will be made to the preliminary purchase price allocations, which may include a one-time charge for purchased in-process research and development expenses. Finalization of the closing balance sheets of Oxford Medical and Micro Medical, which is required for purposes of determining whether any net asset or purchase price adjustments are necessary has not yet been completed. This is expected to take place later in 2005. Upon completion, any necessary adjustments will be made to the preliminary purchase price allocations and will result in corresponding adjustments to goodwill.

The results of these acquisitions are included in the accompanying Condensed Consolidated Financial Statements since their respective dates of acquisition.

The following unaudited pro forma financial information represents the Company’s consolidated results of operations for the periods indicated as if the acquisitions of Oxford Medical and Micro Medical had occurred on January 3, 2004. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased depreciation expense, increased intangible asset amortization and increased income taxes at a rate consistent with the Company’s effective tax rate in each year.

	For the Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands)

Revenues	$115,736	$116,733
Net Income	$4,738	$3,765

Earnings per Share:
Basic	$.15	$.12
Diluted	$.15	$.12

3.             Inventories

The components of inventories are as follows:

	April 2, 2005	January 1, 2005
	(In thousands)

Raw materials	$48,795	$42,621
Work-in-process	7,955	7,943
Finished goods	26,763	22,087
	$83,513	$72,651

4.             Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended April 2, 2005 and April 3, 2004 are as follows:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands)

Net income	$4,860	$2,678
Foreign currency translation adjustments	(5,809)	(950)
Comprehensive income (loss)	$(949)	$1,728

Accumulated other comprehensive income as of April 2, 2005 and January 1, 2005 consists solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

5.             Stock-Based Compensation

At April 2, 2005, the Company has one stock-based employee compensation plan.  The Company accounts for this plan under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation expense is measured as the difference, if any, between the exercise price of the stock option or award and the market value of the Company’s common stock on the date of the grant.

If the Company had elected to recognize compensation expense for its stock-based employee compensation plan based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reported as follows:

	For the Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands, except per share amounts)

Net income, as reported	$4,860	$2,678
Add: Stock-based compensation expense included in net income, net of related tax effects	66	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(870)	(1,103)
Pro forma net income	$4,056	$1,575

Basic EPS:
As reported	$.16	$.09
Pro forma	$.13	$.05
Diluted EPS:
As reported	$.15	$.09
Pro forma	$.13	$.05

Because the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years, the above pro forma amounts may not be representative of the effects on reported net income for future years.

6.             Restructuring

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2004 Restructuring Plan

In the third quarter of 2004, the Company initiated a company-wide restructuring plan to lower its cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to the Company’s Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California into a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands. The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. The total amount of restructuring expense expected to be incurred in connection with this plan is between $10,000,000 and $11,000,000. As of April 2, 2005, a total of $9,114,000 of restructuring expense has been incurred in connection with this plan. As of April 2, 2005, approximately 200 positions have been eliminated and $6,041,000 of employee severance, retention and related expenses have been paid. The Company expects all components of the plan to be substantially completed by the end of fiscal year 2005.

A summary of the restructuring activity associated with the 2004 Restructuring Plan is as follows (in thousands):

	Employee Severance and Related Expenses	Employee Retention Costs	Facility Closure Costs	Other Costs	Total

Balance at January 1, 2005	$4,242	$194	$—	$—	$4,436
Costs accrued (a)	276	136	21	74	507
Payments	(1,517)	(218)	(21)	(74)	(1,830)
Foreign currency translation	(115)	—	—	—	(115)
Balance at April 2, 2005	$2,886	$112	$—	$—	$2,998

(a)       Reflects costs of $476 in Respiratory Care, $10 in NeuroCare and $21 in the corporate office.

2003 German Restructuring Plan

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of April 2, 2005, 15 of these positions have been eliminated and approximately $331,000 of employee severance and related expenses have been paid. Severance expense for the remaining 9 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2,000,000. As of April 2, 2005, a total of $1,263,000 of restructuring expense has been incurred in connection with this plan.

A summary of the restructuring activity associated with the 2003 German Restructuring Plan is as follows (in thousands):

	Employee Severance and Related Expenses	Total

Balance at January 1, 2005	$996	$996
Costs accrued	94	94
Payments	(55)	(55)
Foreign currency translation	(43)	(43)
Balance at April 2, 2005	$992	$992

2002 and 2001 Restructuring Plans

Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by these actions included the Company’s New Hampshire and Colorado facilities, which were consolidated with the Company’s NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany. The balance of this reserve at April 2, 2005 of $312,000 is comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease incomes. These amounts will be paid over their respective lease terms the longest of which extends until 2014.

7.             Earnings Per Share

Basic and diluted earnings per share have been calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and awards.

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	April 2, 2005			April 3, 2004
	(In thousands, expect per share amounts)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$4,860	31,121	$.16	$2,678	30,564	$.09
Dilutive effect of outstanding stock options	—	508	(.01)	—	941	—
Diluted EPS	$4,860	31,629	$.15	$2,678	31,505	$.09

For the three months ended April 2, 2005 and April 3, 2004, options to purchase approximately 864,000 and 188,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.

8.             Segment Information

Previously, the Company’s operations were organized into the following four reportable segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. During the first quarter of 2005, the Company changed its reportable segments to reflect how the Company now manages its businesses and to reflect the activities of the Company as viewed by the Company’s chief operating decision maker. The Company’s Respiratory Technologies and Critical Care operating segments were combined into one operating segment called Respiratory Care.  The Company split its Medical and Surgical Products operating segment into two separate segments: MedSystems and Orthopedics.  NeuroCare continues to be reported as a separate segment.

Accordingly, the Company has restated segment information for prior periods to conform to the presentation adopted in the current period.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	For the Three Months Ended
	April 2, 2005	April 3, 2004
	(In thousands)
Revenues:
Respiratory Care	$61,349	$60,771
NeuroCare	26,508	20,627
MedSystems	7,504	7,378
Orthopedics	8,823	6,813
	$104,184	$95,589

	For the Three Months Ended
	April 2, 2005	April 3, 2004
	(in thousands)
Income Before Income Taxes:
Operating Income:
Respiratory Care	$7,299	$6,123
NeuroCare	(142)	(147)
MedSystems	1,025	1,508
Orthopedics	1,692	890
Corporate (a)	(2,645)	(4,008)
Operating Income	7,229	4,366
Other Income (Expense), net	306	(214)
Income Before Income Taxes	$7,535	$4,152

(a)   Primarily general and administrative expenses.

	April 2, 2005	January 1, 2005
	(In thousands)
Total Assets:
Respiratory Care	$329,466	$275,628
NeuroCare	173,116	119,608
MedSystems	24,170	18,286
Orthopedics	17,253	15,572
Corporate (b)	20,649	118,742
	$564,654	$547,836

(b)   Primarily cash and cash equivalents and deferred tax assets.

9.             Contingencies

Tecomet Inc. (“Tecomet”), a subsidiary of the Company has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a claim against Tecomet for indemnity and/or contribution in connection with more than 570 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N. At this stage, it is not possible to predict the likelihood or amount of any liability on the part of Tecomet nor the amount, if any, that would be covered under the Company’s product liability insurance policies. If a suit is filed against Tecomet, Tecomet intends to defend it vigorously. In 2004, Tecomet was named as a defendant in two lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. The amount of damages sought in these two cases is immaterial to the Company. These two cases were dismissed without prejudice in 2004.

The Company is also involved in various legal proceedings arising in the ordinary course of business. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10.          Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This statement is a revision to SFAS No. 123 and supersedes APB No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

SFAS No. 123R permits public companies to choose between the following two adoption methods:

1.     A “modified prospective” method in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date, or

2.     A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS No.123R using the modified prospective method.

Adoption of SFAS No. 123R will not affect the Company’s cash flows or financial position, but it will reduce reported net income and earnings per share because the Company will be required to recognize compensation expense for share purchase rights granted under its employee stock option and employee stock purchase plans, whereas the Company has not been required to record such expense under current accounting rules. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The impact on the Company’s results of operations and earnings per share had the Company adopted SFAS No. 123, is described in Note 5 - Stock-Based Compensation.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the three months ended April 2, 2005 and April 3, 2004 for such excess tax deductions were $75,000 and $895,000, respectively. During the first quarter of 2005, the SEC approved a new rule for public companies which delays the adoption of this standard. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance for the standard. The Company expects to adopt SFAS No. 123R effective January 1, 2006.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. Consequently, the enactment of AJCA does not affect deferred tax assets and liabilities existing at the enactment date.  FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. Currently, uncertainty remains as to how to interpret numerous provisions of the AJCA. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the U.S. The Company expects to be in a position to make a decision on repatriation under the AJCA, if any, later in 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company is currently evaluating the impact, if any, of FIN 47 on its financial position, results of operations and cash flows.

11.          Subsequent Events

On May 3, 2005, the Company entered into a five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”), which replaced the $60,000,000 Senior Revolving Credit Facility, which was set to expire on May 31, 2005.  The Facility includes a $20,000,000 letter of credit sub-facility and a $20,000,000 swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200,000,000.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  No amounts were outstanding under the Facility as of May 3, 2005. At May 3, 2005, $148,425,000 was available to be borrowed under the Facility, because $1,575,000 of standby letters of credit had been issued under the Facility.

At the Company’s option, loans borrowed under the Facility (other than swing line loans) will bear interest at either (1) the London Interbank Borrowing Rate (“LIBOR”) plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, as defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%.  Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment.

The Facility contains customary affirmative and negative covenants, including but not limited to requirements to maintain a leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, a minimum stockholders’ equity balance and limits on the amount of capital expenditures in any one year to the greater of $30,000,000 or 5% of the Company’s consolidated net assets.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to, statements related to the expected cost of, annual savings from and timing of our restructuring plans, the final allocation of the purchase price of Navion Biomedical Corporation, the timing of the finalization of the closing balance sheet of Oxford Medical and Micro Medical, the impact of recent accounting pronouncements, the timing with respect to our implementation of the AJCA, expected expenditures for the remainder of 2005, expected pre-tax restructuring charges, expectation to be able to meet the requirements of the Facility through the expiration date, and the belief that our available cash and cash equivalents, cash from operations and cash under the Facility will be sufficient to finance our operations and commitments for the foreseeable future.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including market acceptance of our products, our ability to maintain regulatory approvals and protect our intellectual property, our ability to integrate acquisitions, our ability to develop and launch new products and the other risk factors set forth in our Annual Report on Form 10-K for the year ended January 1, 2005, under the caption “Risk Factors.”

Results of Operations

Comparison of Results for the First Quarter of 2005 to the First Quarter of 2004

In order to more fully understand the comparison of the results of operations for the first quarter of 2005 as compared to the same period in 2004, it is important to note the following significant changes in our operations that occurred in 2005 and 2004:

•      Effective July 28, 2004, we acquired substantially all of the assets of Taugagreining hf. (“Taugagreining”). The operations of Taugagreining have been included in the statement of income for the first quarter of 2005. However, there were no such operations in the first quarter of 2004.

•      Effective March 1, 2005, we acquired the medical division of Oxford Instruments plc (“Oxford Medical”). The operations of Oxford Medical from March 1, 2005 to April 2, 2005 have been included in the statement of income for the first quarter of 2005. However, there were no such operations in the first quarter of 2004.

•      Effective March 16, 2005, we acquired all of the outstanding capital stock of Micro Medical Limited (“Micro Medical”). The operations of Micro Medical from March 16, 2005 to April 2, 2005 have been included in the statement of income for the first quarter of 2005. However, there were no such operations in the first quarter of 2004.

Revenues

Revenues increased $8.6 million to $104.2 million for the first quarter of 2005 from $95.6 million for the first quarter of 2004.  This increase was due to increases in revenue of $5.9 million in NeuroCare, $2.0 million in Orthopedics, $0.6 million in Respiratory Care and $0.1 million in MedSystems. The increase was driven primarily by higher sales of our EMG product line largely as a result of our acquisition of Oxford Medical in March 2005, higher sales of hip and knee implants and the favorable impact of foreign currency translation of $1.3 million.

Cost of Revenues and Gross Margin

Cost of revenues increased $1.8 million to $55.5 million for the first quarter of 2005 from $53.7 million for the first quarter of 2004. Gross margin increased $6.8 million to $48.7 million for the first quarter of 2005 from $41.9 million for the first quarter of 2004. Gross margin as a percentage of revenues increased 3 percentage points to 46.8% for the first quarter of 2005 from 43.8% for the first quarter of 2004. The increase in gross margin percentage was primarily due to manufacturing efficiencies in part due to the restructuring plan initiated in the third quarter of 2004 and increased sales of higher margin products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $3.4 million to $34.2 million for the first quarter of 2005 from $30.8 million for the first quarter of 2004. This increase was primarily due to our acquisition of Oxford Medical in March 2005, higher incentive compensation costs, higher expenses related to the expansion of our field sales, service and marketing organizations and $0.5 million from the impact of foreign currency translation.  These increases were partially offset by cost savings of $2.2 million from the restructuring plan initiated in the third quarter of 2004 and the inclusion in the first quarter of 2004 of legal fees of $1.3 million incurred in connection with our now resolved suit against INO Therapeutics, LLC that we did not have in the first quarter of 2005.

Research and Development Expense

Research and development expense increased $0.3 million to $6.7 million for the first quarter of 2005 from $6.4 million for the first quarter of 2004. This increase is largely attributable to the businesses acquired in the third quarter of 2004 and the first quarter of 2005.

Restructuring Charges

Restructuring charges were $0.6 million in the first quarter of 2005 compared to $0.3 million in the first quarter of 2004.

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California into a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. As of April 2, 2005, approximately 200 positions have been eliminated. The total amount of restructuring expense expected to be incurred in connection with this plan is between $10.0 million and $11.0 million. As of April 2, 2005, a total of $9.1 million of expense has been incurred related to this plan, of which $0.5 million was recognized in the first quarter of 2005. We expect all components of the plan to be substantially completed by the end of 2005. During the first quarter of 2005, we realized cost savings of $2.8 million related to this plan. We estimate that as a result of this plan we will achieve annual operating expense savings of approximately $12.0 million in fiscal 2005.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of April 2, 2005, 15 of these positions have been eliminated. Severance expense for the remaining 9 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million. As of April 2, 2005, a total of $1.3 million of expense has been incurred related to this plan. Restructuring charges incurred in connection with this plan were $0.1 million in the first quarter of 2005 compared to $0.3 million in the first quarter of 2004. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized over the next four years as the positions are eliminated.

Provision for Income Taxes

Our effective tax rate was 35.5% in both the first quarter of 2005 and 2004.  The effective tax rate in the first quarter of 2004 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, partially offset by the tax benefit attributable to export sales.  In October 2004, the American Jobs Creation Act reduced the benefit attributable to export sales but created a new tax deduction related to profits on the sale of products manufactured in the United States. In the first quarter of 2005, the increase in the tax rate attributable to the reduction in the export sales benefit was substantially offset by the benefit created by the new manufacturing deduction.

Segment Information

Respiratory Care

Revenues increased $0.6 million to $61.4 million for the first quarter of 2005 from $60.8 million for the first quarter of 2004. This increase was primarily attributable to higher sales of the AVEA™ and VELA® ventilators and pulmonary function testing equipment, higher revenues in our Clinical Services business, an increase in service revenue, our acquisition of Micro Medical in March 2005 and the favorable impact of foreign currency translation of $1.0 million. These increases were partially offset by lower sales of our INFANT FLOW® ventilators, previous generation ventilators and sleep diagnostic products.

Operating income increased $1.2 million to $7.3 million for the first quarter of 2005 from $6.1 million for the first quarter of 2004.  This increase was primarily due to higher gross margin primarily due to manufacturing efficiencies in part due to the restructuring plan initiated in the third quarter of 2004 and increased sales of higher margin products. The increase in gross margin was partially offset by an increase in selling, general and administrative expense primarily related to the expansion of our field sales, service and marketing organizations. The increase in selling, general and administrative expense was partially offset by cost savings from the restructuring plan initiated in the third quarter of 2004 and the inclusion in the first quarter of 2004 of legal fees of $1.3 million incurred in connection with our suit against INO Therapeutics, LLC that we did not have in the first quarter of 2005.

NeuroCare

Revenues increased $5.9 million to $26.5 million for the first quarter of 2005 from $20.6 million for the first quarter of 2004. This increase was driven by higher sales of our EMG product line largely as a result of our acquisition of Oxford Medical in March 2005 and higher domestic sales of the new products introduced in 2004, including NicoletOne™, ENDEAVOR™ CR and VikingQuest™. These increases were partially offset by lower sales internationally where the new products are currently being launched.

We incurred an operating loss of $0.1 million in both the first quarter of 2005 and 2004. Gross margin increased $3.5 million in the first quarter of 2005 from the first quarter of 2004. The increase in gross margin was primarily due to our acquisition of Oxford Medical, sales of higher margin new products and manufacturing efficiencies. The increase in gross margin was offset by higher operating expenses. The increase in operating expenses was primarily due to our acquisitions of Oxford Medical in the first quarter of 2005 and Taugagreining in the third quarter of 2004, higher international selling expenses, higher amortization expense related to our acquisition of the AUDIOSCREENER® hearing screening device in the second quarter of 2004 and other expenses incurred to support a number of new product launches.

MedSystems

Revenues increased $0.1 million to $7.5 million for the first quarter of 2005 from $7.4 million for the first quarter of 2004. This increase was primarily due to higher sales of our enteral feeding tube product line partially offset by lower sales of our surgical barrier products.

Operating income decreased $0.5 million to $1.0 million for the first quarter of 2005 from $1.5 million for the comparable period last year. This decrease was primarily due to additional expenses associated with the launch in the first quarter of 2005 of our new CORTRAK™ and NAVIGATOR® systems.

Orthopedics

Revenues increased $2.0 million to $8.8 million for the first quarter of 2005 from $6.8 million for the first quarter of 2004. This increase was primarily due to higher sales of hip and knee implants as a result of strong overall demand for our products and stronger partnering with our key customers. This increase was partially offset by lower sales of specialty products and materials.

Operating income increased $0.8 million to $1.7 million for the first quarter of 2005 as compared to $0.9 million for the comparable period last year. This increase was primarily due to increased gross margin resulting from higher sales volume and manufacturing efficiencies.

Liquidity and Capital Resources

As of April 2, 2005 and January 1, 2005, we had cash and cash equivalents of $36.2 million and $122.3 million, respectively. At April 2, 2005, approximately $18.2 million of our cash and cash equivalents was held internationally and may be subject to U.S. income tax if repatriated to the U.S. Our working capital was approximately $164.3 million and $230.4 million at April 2, 2005 and January 1, 2005, respectively.

Our cash flow from operations decreased by $0.7 million to $7.9 million in the first quarter of 2005 from $8.6 million in the first quarter of 2004. Cash flows from our operating activities are generally the result of net income, deferred taxes, depreciation and amortization and changes in our working capital. Net income adjusted to exclude certain non-cash items, such as depreciation and amortization, was approximately $9.8 million and $7.1 million in the first quarter of 2005 and 2004, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a use of cash of $1.9 million in the first quarter of 2005 and net cash inflows of $1.4 million in the first quarter of 2004.

We used net cash from investing activities of $93.6 million in the first quarter of 2005, compared to $2.1 million in the first quarter of 2004. Our expenditures for property, plant and equipment were $6.2 million during the first quarter of 2005, compared to $1.2 million during the first quarter of 2004. Our expenditures for intangible assets were $1.6 million in the first quarter of 2005, compared to $1.0 million in the first quarter of 2004. Effective January 18, 2005, we paid $3.4 million to acquire substantially all of the assets of Navion Biomedical Corporation. Effective March 1, 2005, we paid $45.3 million to acquire Oxford Medical. Effective March 16, 2005, we paid $37.1 million to acquire all of the outstanding stock of Micro Medical.

We generated net cash from financing activities of $0.7 million in the first quarter of 2005, compared to $4.2 million in the first quarter of 2004. In the first quarter of 2005, we received $0.7 million in proceeds from the exercise of stock options, compared to $4.2 million in the first quarter of 2004.

At April 2, 2005, we had a $60 million Senior Revolving Credit Facility with a syndicate of six banks, of which $58.2 million was available to be borrowed. On May 3, 2005, we entered into a five-year $150 million Senior Unsecured Revolving Credit Facility (the “Facility”), which replaced the $60 million Senior Revolving Credit Facility, which was set to expire on May 31, 2005. The Facility includes a $20 million letter of credit sub-facility and a $20 million swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200 million.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  No amounts were outstanding under the Facility as of May 3, 2005. At May 3, 2005, $148.4 million was available to be borrowed under the Facility, because $1.6 million of standby letters of credit had been issued under the Facility.

At the Company’s option, loans borrowed under the Facility (other than swing line loans) bear interest at either (1) the London Interbank Borrowing Rate (“LIBOR”) plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, as defined as the higher of the lender’s prime rate or the Federal Funds Rate plus ..50%.  Swing line loans bear interest at a rate determined by the swing line lender.

Our ability to access the Facility will depend on complying with certain customary affirmative and negative covenants, including but not limited to our ability to maintain a leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) of not greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, a minimum stockholders’ equity balance and limits on the amount of capital expenditures in any one year to the greater of $30 million or 5% of the Company’s consolidated net assets.  While we are in compliance with the debt covenants of the Facility and expect to be able to meet the requirements of the Facility through the expiration date, failure to satisfy any of the conditions would require us to renegotiate the Facility on terms that may not be as favorable or could require us to repay any outstanding balance.  While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit arrangement would be on terms that would be attractive to us in financing our business plans.

During the remainder of 2005, we expect to spend approximately $13.8 million on capital expenditures for a full year total of $20 million. This amount excludes potential capital expenditures related to the companies we acquired in 2005. Our capital requirements for the remainder of 2005 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

In 2004, we initiated a company-wide restructuring plan to lower our cost structure. We expect this action to bring expenses in line with the growth in our core businesses and enhance our near and long-term profitability. As a result of this initiative, we expect to incur a total pre-tax restructuring charge of $10 million to $11 million, of which $9.1 million has been recognized and $6.3 million has been paid. We expect this initiative to be substantially completed by the end of 2005 and the remaining amounts to be recognized and paid in 2005.

We believe that our available cash and cash equivalents, cash from operations and cash available under the Facility will be sufficient to finance our operations and commitments for the foreseeable future. However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to acquire other businesses, products or technologies. These funds may be obtained through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all. If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing shareholders would be reduced. In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates. These fluctuations could affect our future results of operations and financial condition.

For a complete discussion of the Company’s exposure to foreign currency risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on page 41 of the Company’s Annual Report on Form 10-K for the year ended January 1, 2005. There have been no significant changes from the information discussed therein.

Item 4. – Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(c)  Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

There are no material pending legal proceedings or threatened claims to which we or any of our subsidiaries is a party or of which any of our properties are subject.

However, Tecomet Inc. (“Tecomet”), a subsidiary of VIASYS Healthcare Inc., has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a claim against Tecomet for indemnity and/or contribution in connection with more than 570 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N. At this stage, it is not possible to predict the likelihood or amount of any liability on the part of Tecomet nor the amount, if any, that would be covered under the Company’s product liability insurance policies. If a suit is filed against Tecomet, Tecomet intends to defend it vigorously. In 2004, Tecomet was named as a defendant in two lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. The amount of damages sought in these two cases is immaterial to the Company. These two cases were dismissed without prejudice in 2004.

Item 6. – Exhibits

Exhibit No.	Description
10.16

Credit Agreement, dated as of May 3, 2005, among the Company, KeyBank National Association, as co-lead arranger, sole book runner, swing line lender and administrative agent, JP Morgan Chase Bank, N.A., as co-lead arranger and syndication agent, Fifth Third Bank, as documentation agent, and certain other bank parties therein, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2005.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIASYS HEALTHCARE INC.
(Registrant)

Date: May 11, 2005

/s/ RANDY H. THURMAN
Randy H. Thurman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARTIN P. GALVAN
Martin P. Galvan
Senior Vice President, Chief Financial Officer,
Director of Investor Relations
(Principal Financial Officer)

VIASYS HEALTHCARE INC.

EXHIBIT INDEX

Exhibit No.	Description
10.16

Credit Agreement, dated as of May 3, 2005, among the Company, KeyBank National Association, as co-lead arranger, sole book runner, swing line lender and administrative agent, JP Morgan Chase Bank, N.A., as co-lead arranger and syndication agent, Fifth Third Bank, as documentation agent, and certain other bank parties therein, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 6, 2005.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.