Form 10-Q
period 2005-07-02
VIASYS HEALTHCARE INC
filed 2005-08-09
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarter period ended July 2, 2005

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

As of August 5, 2005, the Registrant had 31,569,646 shares of Common Stock, par value $.01, outstanding. This number excludes 5,597 shares held by the Registrant as treasury shares.

VIASYS HEALTHCARE INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2005	January 1, 2005
	(Unaudited) (In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$27,663	$122,281
Accounts receivable, less allowance for doubtful accounts of $5,411 and$5,113 at July 2, 2005 and January 1, 2005, respectively	128,875	91,914
Inventories	85,711	72,651
Deferred income taxes, net	12,253	12,689
Income tax receivable	2,228	—
Prepaid expenses and other current assets	8,772	4,468
Total Current Assets	265,502	304,003
Property, Plant and Equipment, net	46,940	27,507
Goodwill	246,181	190,234
Intangible Assets, net	53,919	22,833
Other Assets	2,818	3,259
Total Assets	$615,360	$547,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$80,445	$491
Accounts payable	32,357	23,363
Accrued payroll and related benefits	15,140	10,091
Deferred revenue	13,257	12,104
Accrued installation and warranty costs	8,781	6,274
Accrued commissions	2,712	3,357
Accrued restructuring costs	2,741	5,776
Other accrued expenses	19,690	12,192
Total Current Liabilities	175,123	73,648
Deferred Income Taxes, net	3,374	6,338
Other Long-Term Liabilities	4,661	2,351
Total Liabilities	183,158	82,337
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,467,013 and 31,101,239 shares issued; 31,461,416 and 31,095,642 shares outstanding at July 2, 2005 and January 1, 2005, respectively	315	311
Additional paid-in capital	358,224	351,756
Treasury stock, at cost; 5,597 shares at July 2, 2005 and January 1, 2005	(111)	(111)
Retained earnings	55,118	81,000
Accumulated other comprehensive income	18,656	32,543
Total Stockholders’ Equity	432,202	465,499
Total Liabilities and Stockholders’ Equity	$615,360	$547,836

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	July 2, 2005	July 3, 2004
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product	$112,604	$83,686
Service	12,827	11,668
Total revenues	125,431	95,354
Cost of Revenues:
Product	60,827	44,700
Service	7,784	7,325
Total cost of revenues	68,611	52,025
Gross Margin	56,820	43,329
Operating Expenses:
Selling, general and administrative expense	41,553	32,122
Purchased in-process research and development expense	34,909	—
Research and development expense	7,657	5,931
Restructuring charges	1,030	221
Legal settlement	—	(6,000)
Total operating expenses	85,149	32,274
Operating Income (Loss)	(28,329)	11,055
Other Income (Expense):
Interest income	278	311
Interest expense	(485)	(127)
Other, net	(121)	459
Total other income (expense)	(328)	643
Income (Loss) from Continuing Operations Before Income Taxes	(28,657)	11,698
Provision for Income Taxes	(2,219)	(4,153)
Income (Loss) from Continuing Operations	(30,876)	7,545
Income from Discontinued Operations (net of income tax provision of $(73))	134	—
Net Income (Loss)	$(30,742)	$7,545

Earnings (Loss) per Share:
Basic:
Continuing Operations	$(.99)	$.25
Discontinued Operations	.01	—
	$(.98)	$.25
Diluted:
Continuing Operations	$(.99)	$.24
Discontinued Operations	.01	—
	$(.98)	$.24

Weighted Average Shares Outstanding:
Basic	31,304	30,781
Diluted	31,304	31,541

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Six Months Ended
	July 2, 2005	July 3, 2004
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product	$202,419	$168,122
Service	25,457	22,821
Total revenues	227,876	190,943
Cost of Revenues:
Product	107,565	91,264
Service	15,618	14,493
Total cost of revenues	123,183	105,757
Gross Margin	104,693	85,186
Operating Expenses:
Selling, general and administrative expense	75,389	62,955
Purchased in-process research and development expense	34,909	—
Research and development expense	14,279	12,327
Restructuring charges	1,701	483
Legal settlement	—	(6,000)
Total operating expenses	126,278	69,765
Operating Income (Loss)	(21,585)	15,421
Other Income (Expense):
Interest income	862	556
Interest expense	(605)	(276)
Other, net	(279)	149
Total other income (expense)	(22)	429
Income (Loss) from Continuing Operations Before Income Taxes	(21,607)	15,850
Provision for Income Taxes	(4,723)	(5,627)
Income (Loss) from Continuing Operations	(26,330)	10,223
Income from Discontinued Operations (net of income tax provision of $(246))	446	—
Net Income (Loss)	$(25,884)	$10,223

Earnings (Loss) per Share:
Basic:
Continuing Operations	$(.84)	$.33
Discontinued Operations	.01	—
	$(.83)	$.33
Diluted:
Continuing Operations	$(.84)	$.32
Discontinued Operations	.01	—
	$(.83)	$.32

Weighted Average Shares Outstanding:
Basic	31,212	30,672
Diluted	31,212	31,523

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	July 2, 2005	July 3, 2004
	(Unaudited) (In thousands)

Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(26,330)	$10,223
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	10,883	7,592
Gain on sale of fixed assets and intangible assets	(28)	(481)
Tax benefit related to stock option exercises	838	1,180
Purchased in-process research and development	34,909	—
Deferred income taxes	(452)	—
Other non-cash items	308	17
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,585)	12,983
Inventories	1,885	(8,700)
Prepaid expenses and other current assets	(4,148)	612
Accounts payable	(1,300)	(1,853)
Other current liabilities	1,487	(24)
Other, net	(3,587)	(675)
Net cash provided by operating activities from continuing operations	2,880	20,874
Net cash provided by operating activities from discontinued operations	446	—
Net cash provided by operating activities	3,326	20,874

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(174,084)	—
Expenditures for property, plant and equipment	(11,542)	(2,889)
Proceeds from sale of property, plant and equipment	376	199
Proceeds from sale of discontinued operation	6,421	—
Expenditures for intangible assets	(3,157)	(7,011)
Proceeds from sale of intangible assets	—	2,200
Net cash used in investing activities	(181,986)	(7,501)

Cash Flows from Financing Activities:
Increase (decrease) in note payable	79,685	(992)
Proceeds from stock option exercises	4,631	5,603
Proceeds from issuance of common stock under the employee stock purchase plan	695	763
Other	—	128
Net cash provided by financing activities	85,011	5,502

Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	(969)	(442)
Net (Decrease) Increase in Cash and Cash Equivalents	(94,618)	18,433

Cash and Cash Equivalents at Beginning of Period	122,281	97,902

Cash and Cash Equivalents at End of Period	$27,663	$116,335

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of July 2, 2005 and January 1, 2005, the results of operations for the three and six month periods ended July 2, 2005 and July 3, 2004, and cash flows for the six month periods ended July 2, 2005 and July 3, 2004.  These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, as filed with the Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.                                      Acquisitions

Effective January 18, 2005, the Company acquired substantially all of the assets of Navion Biomedical Corporation, a company that develops, manufactures and markets a device used to facilitate the placement of peripherally inserted central catheters and central venous catheters, for a cash purchase price of $3,571,000 (including expenditures associated with the acquisition), of which $175,000 will be paid in the first quarter of 2006. In connection with this acquisition, the Company recorded $601,000 of goodwill, which was assigned to the Company’s MedSystems segment, and $2,900,000 of intangible assets, consisting of purchased technology. An independent appraiser was used to determine the fair market value of the intangible assets acquired.  The allocation of the purchase price has not yet been finalized.  The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

Effective March 1, 2005, the Company acquired the medical division of Oxford Instruments plc (“Oxford Medical”) for a cash purchase price of approximately $45,607,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. Oxford Medical is based in the United Kingdom and develops, designs, manufactures and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical’s several business components. Neurophysiology’s principal product lines include electromyography (“EMG”) equipment, EMG needles and neurological disposables. The business also contains an obstetrics range of antenatal and fetal monitors and an ambulatory cardiology range of products. Oxford Medical has been assigned to the Company’s NeuroCare segment.

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands:)

Cash and cash equivalents	$1,013
Accounts receivable	18,425
Inventory	14,113
Property, plant and equipment	4,240
Other current assets	722
Net assets available for sale	6,421
Goodwill	1,793
Intangible assets	10,200
Accounts payable and other current liabilities	(7,461)
Accrued expenses	(3,859)
Net Assets Acquired	$45,607

The intangible assets, consisting of trademarks, customer relationships, patents and software technology, are being amortized on a straight-line basis over lives ranging from 5 to 7 years, except the trademarks, which were deemed to have an indefinite life and are, therefore, not subject to amortization.  The fair value of the intangible assets was determined by an independent appraiser.  The allocation of the purchase price has not yet been finalized.  The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

Effective March 16, 2005, the Company acquired all of the outstanding capital stock of Micro Medical Limited (“Micro Medical”), a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $39,977,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. The purchase price consisted of approximately $37,682,000 in cash, net of cash acquired of approximately $2,295,000. In addition, the Company may also be required to pay additional consideration upon the achievement of certain criteria. Micro Medical has been assigned to the Company’s Respiratory Care segment.

The Company has engaged a third party to appraise the fair market value of the intangible assets and property, plant and equipment acquired in the Micro Medical transaction.  Since that work has not yet been completed, estimates were used to allocate the purchase price in these Condensed Consolidated Financial Statements including a charge of approximately $3,409,000 for purchased in-process research and development expenses.  Upon completion of this valuation in the third quarter of 2005, any necessary adjustments will be made to the preliminary purchase price allocation.  The amount allocated to purchased in-process research and development was expensed in the accompanying Condensed Consolidated Statements of Income because the products under development had not reached technological feasibility and had no future alternative use.  Finalization of the closing balance sheet of Micro Medical, which is required for purposes of determining whether any net asset or purchase price adjustments are necessary has not yet been completed. This is expected to take place later in 2005. Upon completion, any necessary adjustments will be made to the preliminary purchase price allocations and will result in corresponding adjustments to goodwill.

Effective June 17, 2005, the Company acquired all of the outstanding capital stock of Pulmonetic Systems, Inc. (“Pulmonetics”), a company based in Minneapolis, Minnesota, that develops, designs, manufactures and markets portable mechanical ventilators for home health care, for a cash purchase price of approximately $98,712,000.  The purchase price was financed with existing cash balances and borrowings under the Company’s revolving credit facility and is subject to potential post-closing adjustments based upon, among other things, the net asset value of Pulmonetics as of the closing date.  Pulmonetics has been assigned to the Company’s Respiratory Care segment.

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands:)

Cash and cash equivalents	$10,123
Accounts receivable	7,282
Inventory	4,148
Property, plant and equipment	1,673
Other assets	1,717
Goodwill	31,381
Intangible assets:
In-process research and development	31,500
Developed technology	11,800
Distribution Network	5,500
Other	3,444
Liabilities assumed	(9,856)
Net Assets Acquired	$98,712

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-10 years.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  The fair value of the intangible assets and in-process research and development expenses was determined by an independent appraiser.  The allocation of the purchase price has not yet been finalized.  The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

The results of these acquisitions are included in the accompanying Condensed Consolidated Financial Statements since their respective dates of acquisition.

The following unaudited pro forma financial information represents the Company’s consolidated results of operations for the periods indicated as if the acquisitions of Oxford Medical, Micro Medical, and Pulmonetics had occurred on January 3, 2004. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased intangible asset amortization, decreased interest income on the cash used to finance the acquisitions, increased interest expense on the debt incurred to finance the Pulmonetics acquisition and increased income taxes at a rate consistent with the Company’s effective tax rate in each year.  The pro forma results exclude the write-off of purchased in-process research and development expenses related to the Micro Medical and Pulmonetics acquisitions.

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)

Revenues	$135,608	$118,487	$267,876	$240,244
Net income	$4,759	$7,547	$10,831	$10,375

Earnings per share
Basic	$.15	$.25	$.35	$.34
Diluted	$.15	$.24	$.34	$.33

3.                                      Inventories

The components of inventories are as follows:

	July 2, 2005	January 1, 2005
	(In thousands)

Raw materials	$44,457	$42,621
Work-in-process	11,234	7,943
Finished goods	30,020	22,087
	$85,711	$72,651

4.                                      Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended July 2, 2005 and July 3, 2004 are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)

Net income (loss)	$(30,742)	$7,545	$(25,884)	$10,223
Foreign currency translation adjustments	(8,078)	(1,410)	(13,887)	(2,360)
Comprehensive income (loss)	$(38,820)	$6,135	$(39,771)	$7,863

Accumulated other comprehensive income as of July 2, 2005 and January 1, 2005 consists solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

5.             Stock-Based Compensation

At July 2, 2005, the Company has one stock-based employee compensation plan.  The Company accounts for this plan under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation expense is measured as the difference, if any, between the exercise price of the stock option or award and the market value of the Company’s common stock on the date of the grant.

If the Company had elected to recognize compensation expense for its stock-based employee compensation plan based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reported as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands, except per share amounts)

Net income (loss), as reported	$(30,742)	$7,545	$(25,884)	$10,223
Add: Stock-based compensation expense included in net income, net of related tax effects	133	—	199	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(819)	(1,309)	(1,691)	(2,412)
Pro forma net income (loss)	$(31,428)	$6,236	$(27,376)	$7,811

Basic EPS:
As reported	$(.98)	$.25	$(.83)	$.33
Pro forma	$(1.00)	$.20	$(.88)	$.25
Diluted EPS:
As reported	$(.98)	$.24	$(.83)	$.32
Pro forma	$(1.00)	$.20	$(.88)	$.25

The above pro forma amounts may not be representative of the effects on reported net income for future years.

6.             Restructuring

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2004 Restructuring Plan

In the third quarter of 2004, the Company initiated a company-wide restructuring plan to lower its cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to the Company’s Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands. The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. The total amount of restructuring expense expected to be incurred in connection with this plan is between $10,000,000 and $11,000,000. As of July 2, 2005, a total of $9,951,000 of restructuring expense has been incurred in connection with this plan. As of July 2, 2005, approximately 210 of the targeted positions have been eliminated and $8,421,000 of employee severance, retention and related expenses have been paid. The Company expects all components of the plan to be substantially completed by the end of fiscal year 2005.

A summary of the restructuring activity associated with the 2004 Restructuring Plan is as follows (in thousands):

	Employee Severance and Related Expenses	Employee Retention Payments	Facility Closure Costs	Other Costs	Total

Balance at January 1, 2005	$4,242	$194	$—	$—	$4,436
Costs accrued (a)	1,024	194	40	86	1,344
Payments	(3,759)	(356)	(40)	(86)	(4,241)
Foreign currency translation	(124)	—	—	—	(124)
Balance at July 2, 2005	$1,383	$32	$—	$—	$1,415

(a)                      Reflects costs of $748 in Respiratory Care, $42 in NeuroCare, $50 in Orthopedics and $504  in the corporate office.

2003 German Restructuring Plan

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of July 2, 2005, 15 of these positions have been eliminated and approximately $444,000 of employee severance and related expenses have been paid. Severance expense for the remaining 9 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2,000,000. As of July 2, 2005, a total of $1,381,000 of restructuring expense has been incurred in connection with this plan.

A summary of the restructuring activity associated with the 2003 German Restructuring Plan is as follows (in thousands):

Employee Severance and Related Expenses

Balance at January 1, 2005	$996
Costs accrued	212
Payments	(168)
Foreign currency translation	(117)
Balance at July 2, 2005	$923

2002 and 2001 Restructuring Plans

Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by these actions included the Company’s New Hampshire and Colorado facilities, which were consolidated with the Company’s NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany. The balance of this reserve at July 2, 2005 of $281,000 is comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease incomes. These amounts will be paid over their respective lease terms the longest of which extends until 2014.

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

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended July 2, 2005			Three Months Ended July 3, 2004
	(In thousands, expect per share amounts)
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(30,742)	31,304	$(0.98)	$7,545	30,781	$0.25
Dilutive effect of outstanding stock options	—	—	—	—	760	(0.01)
Diluted EPS	$(30,742)	31,304	$(0.98)	$7,545	31,541	$0.24

	Six Months Ended July 2, 2005			Six Months Ended July 3, 2004
	(In thousands, expect per share amounts)
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(25,884)	31,212	$(0.83)	$10,223	30,672	$0.33
Dilutive effect of stock options outstanding	—	—	—	—	851	(0.01)
Diluted EPS	$(25,884)	31,212	$(0.83)	$10,223	31,523	$0.32

Options to purchase approximately 191,000 shares of the Company’s common stock were not included in the computation of Diluted EPS for the three and six months ended July 3, 2004 because their exercise price exceeded the average market price of the Company’s common stock during the period and their effect would have been anti-dilutive.  Since the Company incurred a loss for the three and six months ended July 2, 2005, all of the outstanding stock options were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.  These options could potentially dilute EPS in the future.

8.             Segment Information

Previously, the Company’s operations were organized into the following four reportable segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. During the first quarter of 2005, the Company changed its reportable segments to reflect how the Company now manages its businesses and to reflect the activities of the Company as viewed by the Company’s chief operating decision maker, Randy H. Thurman, Chairman, President and Chief Executive Officer. The Company’s Respiratory Technologies and Critical Care operating segments were combined into one operating segment called Respiratory Care.  The Company split its Medical and Surgical Products operating segment into two separate segments: MedSystems and Orthopedics.  NeuroCare continues to be reported as a separate segment.

Accordingly, the Company has restated segment information for prior periods to conform to the presentation adopted in the current period.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	For the Three Months Ended		For the Six Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)
Revenues:
Respiratory Care	$73,274	$60,916	$134,622	$121,687
NeuroCare	33,905	19,356	58,675	39,983
MedSystems	8,192	7,918	15,696	15,296
Orthopedics	10,060	7,164	18,883	13,977
	$125,431	$95,354	$227,876	$190,943

Income (Loss) from Continuing Operations Before Income Taxes
Operating Income (Loss):
Respiratory Care	$(26,234)	$13,436	$(18,936)	$19,559
NeuroCare	(1,643)	(1,728)	(2,270)	(1,875)
MedSystems	1,652	1,660	2,678	3,168
Orthopedics	2,010	1,079	3,702	1,969
Corporate (a)	(4,114)	(3,392)	(6,759)	(7,400)
Operating Income (Loss)	(28,329)	11,055	(21,585)	15,421
Other Income (Expense), net	(328)	643	(22)	429
Income (Loss) from Continuing Operations Before Income Taxes	$(28,657)	$11,698	$(21,607)	$15,850

(a)          Primarily general and administrative expenses.

	July 2, 2005	January 1, 2005
	(In thousands)
Total Assets:
Respiratory Care	$345,780	$275,628
NeuroCare	156,768	119,608
MedSystems	21,802	18,286
Orthopedics	18,000	15,572
Corporate (b)	73,010	118,742
	$615,360	$547,836

(b)   Primarily cash and cash equivalents and deferred tax assets.

9.             Contingencies

On June 28, 2005, the Company received an adverse jury verdict in a case alleging discrimination based on ethnic origin in the amount of $1,560,000.  The Company currently has post-trial motions pending and will consider appealing the decision if necessary.  In addition, the Company believes the damages award is covered by its employment practices liability insurance policy.  While it is not possible to predict the outcome of this or any litigation involving the Company, management does not believe the verdict will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Tecomet Inc. (“Tecomet”), a subsidiary of the Company has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a claim against Tecomet for indemnity and/or contribution in connection with more than 570 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N. At this stage, it is not possible to predict the likelihood or amount of any liability on the part of Tecomet nor the amount, if any, that would be covered under the Company’s product liability insurance policies. If a suit is filed against Tecomet, Tecomet intends to defend it vigorously. In 2004, Tecomet was named as a defendant in two lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. The Company believes that the amount of damages sought in these two cases is not material to the Company’s consolidated financial position, results of operations or cash flows.  These two cases were dismissed without prejudice in 2004.  In 2005, Tecomet was named as a defendant in a third lawsuit in Texas brought by a plaintiff alleging similar facts.

On May 13, 2004, the Company settled litigation with INO Therapeutics, LLC, AGA AB and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices.  Following the dismissal of the litigation, the Company received $7,500,000 in the second quarter of 2004. This included $6,000,000 in connection with the dismissal of the litigation, which is included in legal settlement in the accompanying Consolidated Statements of Income. The other $1,500,000 received resulted from the Company’s submission to INO Therapeutics of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field, which is included in service revenue in the accompanying Consolidated Statements of Income.

In addition to the matters discussed above, from time to time the Company faces litigation and liability exposure for existing and potential claims.  These claims are primarily related to patent and intellectual property matters, the manufacturing and sale of medical devices, distributor terminations, employment matters and the Company’s ongoing restructuring.  The Company’s international operations, which generated 44% of the Company’s total revenues in 2004 and 2003, also expose the Company to the risks of being sued in a foreign jurisdiction.

Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of management’s time, attention and resources.  The Company believes that it maintains adequate insurance coverage, including product liability and employment practices liability insurance, to cover certain employment and product liability litigation.  However, there can be no assurance that its insurance coverage is adequate or that it will continue to be available to the Company on acceptable terms, if at all.  A successful claim or series of claims brought against the Company could require it to pay substantial amounts that could materially adversely affect the results of the Company’s operations and financial conditions.  While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10.          Revolving Credit Facility

On May 3, 2005, the Company entered into a five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”), replacing the $60,000,000 Senior Revolving Credit Facility which was set to expire on May 31, 2005.  The Facility includes a $20,000,000 letter of credit sub-facility and a $20,000,000 swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200,000,000.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  At July 2, 2005, $80,000,000 was outstanding under the Facility, $2,504,000 of standby letters of credit had been issued under the Facility, and $67,496,000 was available for borrowings under the Facility.

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

11.          Discontinued Operations

On June 30, 2005, the Company completed the sale of the obstetrics and cardiovascular (“OB and CV”) businesses that were acquired from Oxford Medical in March 2005 for approximately $6,421,000.  The assets were recorded at fair value as of the date of acquisition and no gain or loss was recognized on the sale.  The consolidated financial results have been restated to present the OB and CV business as a discontinued operation.

The results of operations for the OB and CV businesses for the three and six months ended July 2, 2005 since the date of acquisition are as follows:

	For the three months ended July 2, 2005	For the six months ended July 2, 2005
	(In thousands)

Revenues	$3,350	$5,089
Cost of revenues	1,921	2,824
Operating expenses	1,222	1,573

Net income before tax	$207	$692

12.          Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS No. 154), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. It does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial statements.

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

Adoption of SFAS No. 123R will not affect the Company’s cash flows or financial position, but it will reduce reported net income and earnings per share because the Company will be required to recognize compensation expense for share purchase rights granted under its employee stock option and employee stock purchase plans, whereas the Company has not been required to record such expense under current accounting rules. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The impact on the Company’s results of operations and earnings per share had the Company adopted SFAS No. 123, is described in Note 5 - Stock-Based Compensation.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. While the Company cannot estimate what those amounts will be in the future (because they depend on, among  other things, when employees exercise stock options), the amount of operating cash flows recognized in the six months ended July 2, 2005 and July 3, 2004 for such excess tax deductions were $838,000 and $1,180,000, respectively. During the first quarter of 2005, the SEC approved a new rule for public companies which delays the adoption of this standard. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance for the standard. The Company expects to adopt SFAS No. 123R effective January 1, 2006.

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

13.          Purchased In-Process Research and Development Expenses

During the second quarter 2005, the Company recorded $34,909,000 of purchased in-process research and development expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 “Business Combinations.”

The Company recorded $3,409,000 of purchased in-process research and development expenses in connection with the acquisition of Micro Medical.  The portion of the Micro Medical purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”).  This charge is included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended July 2, 2005 as a separate component of operating expense.

The technology acquired was a versatile, portable spirometer which uses Micro Medical’s precision Gold Standard Digital Volume Transducer especially suited to measuring very low flow rates in patients with chronic obstructive pulmonary disease.  At the date of acquisition the project was in late-stage development, but further design and development was required at the date of acquisition.  Development activities are expected to be completed in 2005 at an additional cost of up to $0.5 million, at the date of acquisition.  The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of 24%.  The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology.  Risks to completion of development within a reasonable period of time are relatively low and risk to successful commercialization include acceptance of the technology in the marketplace and competition.

The Company recorded $31,500,000 of purchased in-process research and development expenses in connection with the acquisition of Pulmonetics.  The portion of the Pulmonetics purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.  This charge is included in the Company’s Condensed Consolidated Statements of Income for the three and six month periods ended July 2, 2005 as a separate component of operating expense.

The technology acquired represents a portable ventilator.  The Company believes that at the date of acquisition the device was in mid-stage development.  Development activities include pilot testing and approval from the United States Food and Drug Administration (“FDA”).  The Company expects to incur up to $10.5 million to complete development of the technology in 2006.  The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 16%.  The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology.  Risks to commercialization include approval from the FDA and acceptance of the technology in the marketplace.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to, statements related to the expected cost and annual savings from and timing of our restructuring plans, the final allocation of the purchase price of each of Navion Biomedical Corporation, Oxford Instruments plc, and Pulmonetic Systems, Inc., the timing of the finalization of the closing balance sheet of Micro Medical Limited, the expected immateriality of any pending legal proceeding involving the Company, the impact of recent accounting pronouncements, the timing with respect to our implementation of the AJCA, expected expenditures for the remainder of 2005, expected pre-tax restructuring charges, expectation to be able to meet the requirements of the Facility through the expiration date, and the belief that our available cash and cash equivalents, cash from operations and cash under the Facility will be sufficient to finance our operations and commitments for the foreseeable future.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including market acceptance of our products, our ability to maintain regulatory approvals and protect our intellectual property, our ability to integrate acquisitions, our ability to develop and launch new products and the other risk factors set forth in our Annual Report on Form 10-K for the year ended January 1, 2005, under the caption “Risk Factors.”

Results of Operations

In order to more fully understand the comparison of the results of operations for year-to-date and second quarter of 2005 as compared to the same periods in 2004, it is important to note the following significant changes in our operations that occurred in 2005 and 2004:

•      Effective July 28, 2004, we acquired substantially all of the assets of Taugagreining hf. (“Taugagreining”). The operations of Taugagreining have been included in the statement of income for the year-to-date period ending July 2, 2005. However, there were no such operations in the comparable period of 2004.

•      Effective March 1, 2005, we acquired the medical division of Oxford Instruments plc (“Oxford Medical”). The operations of Oxford Medical from March 1, 2005 to July 2, 2005 have been included in the statement of income for the year-to-date period ending July 2, 2005. However, there were no such operations in the comparable period of 2004.

•      Effective March 16, 2005, we acquired all of the outstanding capital stock of Micro Medical Limited (“Micro Medical”). The operations of Micro Medical from March 16, 2005 to July 2, 2005 have been included in the statement of income for the year-to-date period ending July 2, 2005. However, there were no such operations in the comparable period of 2004.

•      Effective June 20, 2005, we acquired all of the outstanding stock of Pulmonetic Systems, Inc. (“Pulmonetics”).   The operations of Pulmonetics from June 20, 2005 to July 2, 2005 have been included in the statement of income for the year-to-date period ending July 2, 2005. However, there were no such operations in the comparable period of 2004.

•      On June 30, 2005, we completed the sale of the obstetrics and cardiovascular (“OB and CV”) businesses that we acquired from Oxford Medical in March 2005.  The consolidated financial results have been restated to present OB and CV as a discontinued operation.

Comparison of Results for the Second Quarter of 2005 to the Second Quarter of 2004

Revenues

Revenues increased $30.0 million to $125.4 million for the second quarter of 2005 from $95.4 million for the second quarter of 2004.  This increase was due to increases in revenue of $14.5 million in NeuroCare, $12.4 million in Respiratory Care, $2.9 million in Orthopedics and $0.3 million in MedSystems. Of the total increase $15.6 million was as a result of acquisitions and $14.4 million was from the base business.  The increase in the base business was driven primarily by higher sales of pulmonary function testing equipment, AVEA ventilators, neurodiagnostic equipment and hip and knee implants. In addition, the favorable impact of foreign currency translation contributed $1.0 million.

Cost of Revenues and Gross Margin

Cost of revenues increased $16.6 million to $68.6 million for the second quarter of 2005 from $52.0 million for the second quarter of 2004. Gross margin increased $13.5 million to $56.8 million for the second quarter of 2005 from $43.3 million for the second quarter of 2004. Gross margin as a percentage of revenues was 45.3% in the second quarter of 2005 as compared to 45.4% in the second quarter of 2004. The gross margin in the second quarter of 2005 was negatively impacted by two percentage points due to costs associated with the step-up of acquired inventory.  Offsetting this negative impact was increased sales of higher margin products and manufacturing efficiencies resulting in part from the restructuring plan initiated in the third quarter of 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $9.5 million to $41.6 million for the second quarter of 2005 from $32.1 million for the second quarter of 2004. This increase was primarily due to our acquisitions, higher incentive compensation costs, higher expenses related to the expansion of our field sales, service and marketing organizations and $0.5 million from the impact of foreign currency translation.  These increases were partially offset by cost savings from the restructuring plan initiated in the third quarter of 2004.

Purchased In-Process Research and Development Expense

During the second quarter 2005, we recorded $34.9 million of purchased in-process research and development expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 “Business Combinations.”

We recorded $3.4 million of purchased in-process research and development expenses in connection with the acquisition of Micro Medical.  The portion of the Micro Medical purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method” (“FIN 4”).  This charge is included in our Condensed Consolidated Statements of Income for the three months ended July 2, 2005 as a separate component of operating expense.

We recorded $31.5 million of purchased in-process research and development expenses in connection with the acquisition of Pulmonetics.  The portion of the Pulmonetics purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.  This charge is included in our Condensed Consolidated Statements of Income for the three months ended July 2, 2005 as a separate component of operating expense

Research and Development Expense

Research and development expense increased $1.8 million to $7.7 million for the second quarter of 2005 from $5.9 million for the second quarter of 2004. This increase is largely attributable to our acquisitions.

Restructuring Charges

Restructuring charges were $1.0 million in the second quarter of 2005 compared to $0.2 million in the second quarter of 2004.

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. As of July 2, 2005, approximately 210 of the targeted positions have been eliminated. The total amount of restructuring expense expected to be incurred in connection with this plan is between $10.0 million and $11.0 million. As of July 2, 2005, a total of $10.0 million of expense has been incurred related to this plan, of which $0.8 million was recognized in the second quarter of 2005. We expect all components of the plan to be substantially completed by the end of 2005. During the second quarter of 2005, we realized cost savings of approximately $2.1 million related to this plan. We estimate that as a result of this plan we will achieve annual operating expense savings of approximately $12.0 million in fiscal 2005.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of July 2, 2005, 15 of these positions have been eliminated. Severance expense for the remaining 9 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million. As of July 2, 2005, a total of $1.4 million of expense has been incurred related to this plan. Restructuring charges incurred in connection with this plan were $0.1 million in the second quarter of 2005 compared to $0.2 million in the second quarter of 2004.

Legal Settlement

In the second quarter of 2004, we settled the litigation with INO Therapeutics, LLC, AGA AB, and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and received a payment of $6.0 million in connection with the dismissal of the litigation.

Provision for Income Taxes

Our effective tax rate in the second quarter of 2005 was less than zero percent due to the $34.9 million book deduction taken for purchased in-process research and development (“IPR&D”) which is not deductible for tax purposes.  Excluding the impact of IPR&D, our effective tax rate was 35.5% in both the second quarter of 2005 and 2004.  In addition to the impact of non-deductible IPR&D, the effective tax rate in the second quarter of 2005 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales and the manufacturing deduction created by the American Jobs Creation Act.  The effective tax rate in the second quarter of 2004 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales.

Discontinued Operations

On June 30, 2005, we completed the sale of OB and CV businesses that we acquired from Oxford Medical in March 2005 for approximately $6.4 million in cash.

Segment Information

Respiratory Care

Revenues increased $12.4 million to $73.3 million for the second quarter of 2005 from $60.9 million for the second quarter of 2004. Approximately 50% of the increase resulted from our acquisitions.  The remainder of the increase was primarily attributable to higher sales of pulmonary function testing equipment, AVEA™ ventilators and higher revenues in our Clinical Services business and the favorable impact of foreign currency translation of $0.7 million. These increases were partially offset by lower sales of our VELA ventilators and previous generation ventilators.

In the second quarter of 2005, we incurred an operating loss of $26.2 million compared to operating income of $13.4 million for the second quarter of 2004.  This decrease is primarily the result of a $34.9 million charge to write-off acquired in-process research and development and a $6.0 million payment received from settling litigation with INO Therapeutics, LLC in the second quarter of 2004. This decrease was partially offset by higher gross margin primarily due to manufacturing efficiencies in part due to the restructuring plan initiated in the third quarter of 2004 and increased sales of higher margin products.

NeuroCare

Revenues increased $14.5 million to $33.9 million for the second quarter of 2005 from $19.4 million for the second quarter of 2004. Approximately 68.0% of the increase was as a result of the acquisition of Oxford Medical. The remainder of the increase was driven by higher sales of new products introduced in 2004, including NicoletOne™, ENDEAVOR™ CR and VikingQuest™.

We incurred an operating loss of $1.6 million in the second quarter of 2005 and an operating loss of $1.7 million in the second quarter of 2004. Operations were negatively impacted by higher expenses resulting from our acquisitions of Oxford Medical in the first quarter of 2005 and Taugagreining in the third quarter of 2004, higher international selling expenses and other expenses incurred to support a number of new product launches. Offsetting the negative impact was an increase in gross margin from sales of higher margin Oxford Medical products.

MedSystems

Revenues increased $0.3 million to $8.2 million for the second quarter of 2005 from $7.9 million for the second quarter of 2004. This increase was primarily due to higher sales of our enteral feeding tube product line.

Operating income was unchanged at $1.7 million for the second quarter of 2005 as compared to the second quarter of 2004. The impact on operating income from higher sales was offset by additional expenses associated with the launch in the first quarter of 2005 of our new CORTRAK™ and NAVIGATOR® systems.

Orthopedics

Revenues increased $2.9 million to $10.1 million for the second quarter of 2005 from $7.2 million for the second quarter of 2004. This increase was primarily due to higher sales of hip and knee implants as a result of strong overall demand for our products, partially offset by lower sales of specialty products and materials.

Operating income increased $0.9 million to $2.0 million for the second quarter of 2005 as compared to $1.1 million for the comparable period last year. This increase was primarily due to increased gross margin resulting from higher sales volume and manufacturing efficiencies.

Comparison of Results for the First Half of 2005 to the First Half of 2004

Revenues

Revenues increased $37.0 million to $227.9 million for year-to-date 2005 from $190.9 million for the comparable period of 2004.  This increase was due to increases in revenue of $18.7 million in NeuroCare, $12.9 million in Respiratory Care, $4.9 million in Orthopedics, and $0.4 million in MedSystems. Of the total increase $20.2 million was as result of the acquisitions and $16.8 million was from the base business.  The increase in the base business was driven primarily by higher sales of pulmonary function testing equipment, AVEA ventilators, neurodiagnostic equipment and hip and knee implants. In addition, the favorable impact of foreign currency translation contributed $2.2 million.

Cost of Revenues and Gross Margin

Cost of revenues increased $17.4 million to $123.2 million for year-to-date 2005 from $105.8 million for the comparable period of 2004. Gross margin increased $19.5 million to $104.7 million for year-to-date 2005 from $85.2 million for the comparable period of 2004. Gross margin as a percentage of revenues increased 1.3 percentage points to 45.9% for year-to-date 2005 from 44.6% for the comparable quarter of 2004. The increase in gross margin percentage was primarily due to manufacturing efficiencies in part due to the restructuring plan initiated in the third quarter of 2004 and increased sales of higher margin products. Partially offsetting this increase was the $2.5 million negative impact of costs associated with the step-up of acquired inventory.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $12.4 million to $75.4 million for year-to-date 2005 from $63.0 million for the comparable period of 2004. This increase was primarily due to our acquisitions, higher incentive compensation costs, higher expenses related to the expansion of our field sales, service and marketing organizations and $0.9 million from the impact of foreign currency translation.  These increases were partially offset by cost savings  from the restructuring plan initiated in the third quarter of 2004 and legal fees totaling $1.6 million incurred in 2004 in connection with our now resolved suit against INO Therapeutics, LLC.

Purchased In-Process Research and Development Expense

During the first six months of 2005, we recorded $34.9 million of purchased in-process research and development expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 “Business Combinations.”

We recorded $3.4 million of purchased in-process research and development expenses in connection with the acquisition of Micro Medical.  The portion of the Micro Medical purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.  This charge is included in our Condensed Consolidated Statements of Income for the six months ended July 2, 2005 as a separate component of operating expense.

We recorded $31.5 million of purchased in-process research and development expenses in connection with the acquisition of Pulmonetics.  The portion of the Pulmonetics purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.  This charge is included in our Condensed Consolidated Statements of Income for the six months ended July 2, 2005 as a separate component of operating expense

Research and Development Expense

Research and development expense increased $2.0 million to $14.3 million for year-to-date 2005 from $12.3 million for the comparable period of 2004. This increase is largely attributable to our recent acquisitions.

Restructuring Charges

Restructuring charges were $1.7 million for year-to-date 2005 compared to $0.5 million in the comparable period of 2004.

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. As of July 2, 2005, approximately 210 of the targeted positions have been eliminated. The total amount of restructuring expense expected to be incurred in connection with this plan is between $10.0 million and $11.0 million. As of July 2, 2005, a total of $10.0 million of expense has been incurred related to this plan, of which $1.3 million was recognized during the first six months of 2005. We expect all components of the plan to be substantially completed by the end of 2005. During the first six months of 2005, we realized cost savings of approximately $4.9 million related to this plan. We estimate that as a result of this plan we will achieve annual operating expense savings of approximately $12.0 million in fiscal 2005.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of July 2, 2005, 15 of these positions have been eliminated. Severance expense for the remaining 9 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million. As of July 2, 2005, a total of $1.4 million of expense has been incurred related to this plan. Restructuring charges incurred in connection with this plan were $0.2 million during the first six months of 2005 compared to $0.5 million in the first six months of 2004. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized over the next four years as the positions are eliminated.

Legal Settlement

In the first six months of 2004, we settled the litigation with INO Therapeutics, LLC, AGA AB, and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and received a payment of $6.0 million in connection with the dismissal of the litigation.

Provision for Income Taxes

Our effective tax rate in the first six months of 2005 was less than zero percent due to the $34.9 million book deduction taken for purchased in-process research and development which is not deductible for tax purposes.  Excluding the impact of IPR&D, our effective tax rate was 35.5% in both the six months ended July 2, 2005 and July 3, 2004.  In addition to the impact of non-deductible IPR&D, the effective tax rate in the first six months of 2005 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales and the manufacturing deduction created by the American Jobs Creation Act.  The effective tax rate in the first six months of 2004 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales.

Discontinued Operations

On June 30, 2005, we completed the sale of OB and CV businesses that we acquired from Oxford Medical in March 2005 for approximately $6.4 million in cash.

Segment Information

Respiratory Care

Revenues increased $12.9 million to $134.6 million for year-to-date 2005 from $121.7 million for the comparable quarter of 2004.   Of this increase $6.9 million was due to our acquisitions and $6.0 million was due to our base business.  This increase in our base business was primarily attributable to higher sales of AVEA™ ventilators and pulmonary function testing equipment, higher revenues in our Clinical Services and customer care businesses and the favorable impact of foreign currency translation of $1.7 million. These increases were partially offset by lower sales of our INFANT FLOW® ventilator and previous generation ventilators.

Operating income decreased $38.5 million to a loss of $18.9 million for year-to-date 2005 from $19.6 million for the comparable period of 2004.  This decrease is primarily the result of a $34.9 million charge to write-off acquired in-process research and development and a $6.0 million payment received from settling litigation with INO Therapeutics, LLC in the second quarter of 2004. This decrease was partially offset by higher gross margin primarily due to manufacturing efficiencies in part due to the restructuring plan initiated in the third quarter of 2004, increased sales of higher margin products and $1.6 million of  expenses incurred in 2004 in connection with the litigation with INO Therapeutics, LLC.

NeuroCare

Revenues increased $18.7 million to $58.7 million for year-to-date 2005 from $40.0 million for the comparable period of 2004. Of this increase $5.4 million was due to the acquisition of Oxford Medical and $13.3 million was due to our base business. This increase was driven by higher sales of the new products introduced in 2004, including NicoletOne™, ENDEAVOR™ CR and VikingQuest™.

We incurred an operating loss of $2.3 million in year-to-date 2005 and a loss of $1.9 million for the comparable period of 2004. Gross margin increased $7.1 million for year-to-date 2005 from the comparable quarter of 2004. The increase in gross margin was primarily due to sales of higher margin Oxford Medical products, sales of higher margin new products introduced in 2004 and manufacturing efficiencies. The increase in gross margin was offset by higher operating expenses resulting from our acquisitions, higher international selling expenses, higher amortization expense related to the AUDIOSCREENER® hearing screening device acquired in the second quarter of 2004 and other expenses incurred to support a number of new product launches.

MedSystems

Revenues increased $0.4 million to $15.7 million for year-to-date 2005 from $15.3 million for the comparable period of 2004. This increase was primarily due to higher sales of our enteral feeding tube product line partially offset by lower sales of our surgical barrier products.

Operating income decreased $0.5 million to $2.7 million for year-to-date 2005 from $3.2 million for the comparable period last year. This decrease was primarily due to additional expenses associated with the launch in the first quarter of 2005 of our new CORTRAK™ and NAVIGATOR® systems.

Orthopedics

Revenues increased $4.9 million to $18.9 million for year-to-date 2005 from $14.0 million for the comparable period of 2004. This increase was primarily due to higher sales of hip and knee implants as a result of strong overall demand for our products and stronger partnering with our key customers. This increase was partially offset by lower sales of specialty products and materials.

Operating income increased $1.7 million to $3.7 million for year-to-date 2005 as compared to $2.0 million for the comparable period last year. This increase was primarily due to increased gross margin resulting from higher sales volume and manufacturing efficiencies.

Liquidity and Capital Resources

As of July 2, 2005 and January 1, 2005, we had cash and cash equivalents of $27.7 million and $122.3 million, respectively. At July 2, 2005, approximately $19.5 million of our cash and cash equivalents was held internationally and may be subject to U.S. income tax if repatriated to the U.S. Our working capital was approximately $90.4 million and $230.4 million at July 2, 2005 and January 1, 2005, respectively.  This decrease was due primarily to cash used and debt incurred for businesses acquired in the period.

Our cash flow from operations decreased by $17.6 million to $3.3 million for the six months ended July 2, 2005 from $20.9 million for the comparable period in 2004. This decrease was primarily the result of changes in our working capital.  Net income adjusted to exclude certain non-cash items, such as depreciation and amortization and deferred income taxes, was approximately $20.1 million and $18.5 million for the six months ended July 2, 2005 and July 3, 2004, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a use of cash of $17.2 million for the six months ended July 2, 2005 and net cash inflows of $2.4 million in comparable period of 2004.

We used cash for investing activities of $182.0 million for the six months ended July 2, 2005, compared to $7.5 million in the comparable period of 2004.  This increase was due primarily to businesses acquired in 2005.  In January 2005, we paid $3.4 million to acquire substantially all of the assets of Navion Biomedical Corporation. In March, 2005 we paid $44.1 million to acquire Oxford Medical. In March 2005, we paid $38.0 million to acquire all of the outstanding stock of Micro Medical.  In June 2005, we paid $88.6 million, net of cash acquired, to merge Pulmonetics into the Company.  Our expenditures for property, plant and equipment were $11.5 million during the six months ended July 2, 2005, compared to $2.9 million during the comparable period of 2004. Our expenditures for intangible assets were $3.2 million for the six months ended July 2, 2005, compared to $7.0 million in the comparable period of 2004.

We generated net cash from financing activities of $85.0 million in the six months ended July 2, 2005, compared to $5.5 million in the comparable period 2004. In the six months ended July 2, 2005, we received $4.6 million in proceeds from the exercise of stock options, compared to $5.6 million in the comparable period of 2004.

On May 3, 2005, we entered into a five-year $150.0 million Senior Unsecured Revolving Credit Facility (the “Facility”), replacing the $60.0 million Senior Revolving Credit Facility which was set to expire on May 31, 2005. The Facility includes a $20.0 million letter of credit sub-facility and a $20.0 million swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200.0 million.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  At July 2, 2005, $80.0 million was outstanding under the Facility, $2.5 million of standby letters of credit had been issued under the Facility, and $67.5 million was available for borrowings under the Facility.

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

During the remainder of 2005, we expect to spend approximately $8.5 million on capital expenditures for a full year total of $20.0 million. This amount excludes potential capital expenditures related to the companies we acquired in 2005. Our capital requirements for the remainder of 2005 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

In 2004, we initiated a company-wide restructuring plan to lower our cost structure. We expect this action to bring expenses in line with the growth in our core businesses and enhance our near and long-term profitability. As a result of this initiative, we expect to incur a total pre-tax restructuring charge of $10.0 million to $11.0 million, of which $10.0 million has been recognized and $8.7 million has been paid. We expect this initiative to be substantially completed by the end of 2005 and the remaining amounts to be recognized and paid in 2005.

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

We are exposed to fluctuations in interest rates on our five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”) which bears interest at variable rates over time.  Changes in interest rates will affect the amount of our interest payments over the term of the loan.  A 100 basis point increase in interest rates on our variable term loan under the Facility would have an estimated impact on pre-tax earnings of approximately $800,000 based on the amount outstanding on the Facility as of July 2, 2005.

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

(c)  Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

The Company believes that there are no material pending legal proceedings or threatened claims to which the Company or any of its subsidiaries is a party or of which any of our properties are subject.  However, from time to time the Company faces litigation exposure for existing and potential claims.  These claims primarily relate to intellectual property matters, the manufacture and sale of medical devices, employment matters and the Company’s ongoing restructuring.

However, Tecomet Inc. (“Tecomet”), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a claim against Tecomet for indemnity and/or contribution in connection with more than 570 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N. At this stage, it is not possible to predict the likelihood or amount of any liability on the part of Tecomet nor the amount, if any, that would be covered under the Company’s product liability insurance policies. If a suit is filed against Tecomet, Tecomet intends to defend it vigorously. In 2004, Tecomet was named as a defendant in two lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. The Company believes that the amount of damages sought in these two cases is not material to the Company. These two cases were dismissed without prejudice in 2004.  In 2005, Tecomet was named as a defendant in a trial lawsuit brought by a plaintiff alleging similar facts.

Item 4. – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 10, 2005. The holders of 29,094,314 of the 31,143,496 shares of the Company’s common stock outstanding on the record date were present at the meeting in person or by proxy.  At the meeting, Sander A. Flaum, Kirk E. Gorman and Thomas W. Hofmann were duly nominated and properly elected to serve as Class II members of the Company’s Board of Directors until the 2008 Annual Meeting of Stockholders or until the election and qualification of their successor.  The number of votes cast in favor and withheld for their nominations are as follows:

	For	Withheld
Sander A. Flaum	27,565,330	1,528,984
Kirk E. Gorman	28,681,256	413,058
Thomas W. Hofmann	28,598,181	496,133

Since directors are elected by a plurality of the votes cast, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

Item 6. – Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIASYS HEALTHCARE INC.
(Registrant)

Date: August 9, 2005

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