Form 10-Q
period 2005-10-01
VIASYS HEALTHCARE INC
filed 2005-11-08
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarter period ended October 1, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 4, 2005, the Registrant had 31,669,496 shares of Common Stock, par value $.01, outstanding. This number excludes 5,597 shares held by the Registrant as treasury shares.

VIASYS HEALTHCARE INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2005	January 1, 2005
	(Unaudited)
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$12,763	$122,281
Accounts receivable, less allowance for doubtful accounts of $5,609 and $5,113 at October 1, 2005 and January 1, 2005, respectively	128,068	91,914
Inventories	92,534	72,651
Deferred income taxes, net	12,385	12,689
Prepaid expenses and other current assets	6,467	4,468
Total Current Assets	252,217	304,003
Property, Plant and Equipment, net	49,029	27,507
Goodwill	242,399	190,234
Intangible Assets, net	61,195	22,833
Other Assets	2,319	3,259
Total Assets	$607,159	$547,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$67,748	$491
Accounts payable	30,690	23,363
Accrued payroll and related benefits	16,957	10,091
Deferred revenue	12,859	12,104
Accrued installation and warranty costs	9,259	6,274
Accrued commissions	2,624	3,357
Income taxes payable	563	—
Accrued restructuring costs	2,611	5,776
Other accrued expenses	21,311	12,192
Total Current Liabilities	164,622	73,648
Deferred Income Taxes, net	3,205	6,338
Other Long-Term Liabilities	4,832	2,351
Total Liabilities	172,659	82,337
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 31,595,966 and 31,101,239 shares issued; 31,590,369 and 31,095,642 shares outstanding at October 1, 2005 and January 1, 2005, respectively	316	311
Additional paid-in capital	360,733	351,756
Treasury stock, at cost; 5,597 shares at October 1, and January 1, 2005	(111)	(111)
Retained earnings	59,488	81,000
Accumulated other comprehensive income	14,074	32,543
Total Stockholders’ Equity	434,500	465,499
Total Liabilities and Stockholders’ Equity	$607,159	$547,836

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	October 1, 2005	October 2, 2004
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product	$113,605	$80,300
Service	13,294	11,278
Total revenues	126,899	91,578
Cost of Revenues:
Product	58,504	43,497
Service	7,545	7,354
Total cost of revenues	66,049	50,851
Gross Margin	60,850	40,727
Operating Expenses:
Selling, general and administrative expense	42,079	31,702
Purchased in-process research and development expense	—	—
Research and development expense	9,432	5,928
Restructuring charges	2,064	6,503
Total operating expenses	53,575	44,133
Operating Income (Loss)	7,275	(3,406)
Other Income (Expense):
Interest income	169	427
Interest expense	(1,013)	(196)
Other, net	261	(180)
Total other income (expense)	(583)	51
Income (Loss) from Continuing Operations Before Income Taxes	6,692	(3,355)
(Provision) Benefit for Income Taxes	(2,376)	1,191
Income (Loss) from Continuing Operations	4,316	(2,164)
Income from Discontinued Operations (net of income tax provision of $(50))	90	—
Net Income (Loss)	$4,406	$(2,164)

Earnings (Loss) per Share:
Basic:
Continuing Operations	$.14	$(.07)
Discontinued Operations	—	—
	$.14	$(.07)
Diluted:
Continuing Operations	$.13	$(.07)
Discontinued Operations	—	—
	$.13	$(.07)

Weighted Average Shares Outstanding:
Basic	31,526	30,884
Diluted	32,497	30,884

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended
	October 1, 2005	October 2, 2004
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product	$316,024	$248,422
Service	38,751	34,099
Total revenues	354,775	282,521
Cost of Revenues:
Product	166,069	134,761
Service	23,163	21,847
Total cost of revenues	189,232	156,608
Gross Margin	165,543	125,913
Operating Expenses:
Selling, general and administrative expense	117,468	94,657
Purchased in-process research and development expense	34,909	—
Research and development expense	23,711	18,255
Restructuring charges	3,765	6,986
Legal settlement	—	(6,000)
Total operating expenses	179,853	113,898
Operating Income (Loss)	(14,310)	12,015
Other Income (Expense):
Interest income	1,031	983
Interest expense	(1,618)	(472)
Other, net	(18)	(31)
Total other income (expense)	(605)	480
Income (Loss) from Continuing Operations Before Income Taxes	(14,915)	12,495
Provision for Income Taxes	(7,099)	(4,436)
Income (Loss) from Continuing Operations	(22,014)	8,059
Income from Discontinued Operations (net of income tax provision of $(295))	537	—
Net Income (Loss)	$(21,477)	$8,059

Earnings (Loss) per Share:
Basic:
Continuing Operations	$(.70)	$.26
Discontinued Operations	.01	—
	$(.69)	$.26
Diluted:
Continuing Operations	$(.70)	$.26
Discontinued Operations	.01	—
	$(.69)	$.26

Weighted Average Shares Outstanding:
Basic	31,317	30,743
Diluted	31,317	31,393

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	October 1, 2005	October 2, 2004
	(Unaudited) (In thousands)

Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(22,014)	$8,059
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	16,637	12,300
Gain on sale of fixed assets and intangible assets	(18)	(472)
Tax benefit related to stock option exercises	1,242	1,240
Purchased in-process research and development	34,909	—
Deferred income taxes	(591)	—
Other non-cash items	412	103
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,969)	14,989
Inventories	(10,913)	(12,487)
Prepaid expenses and other current assets	(2,227)	2,056
Accounts payable	(4,964)	(4,053)
Other current liabilities	3,186	3,446
Other, net	3,275	(634)
Net cash provided by operating activities from continuing operations	7,965	24,547
Net cash provided by operating activities from discontinued operations	537	—
Net cash provided by operating activities	8,502	24,547

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(178,250)	(5,300)
Expenditures for property, plant and equipment	(15,397)	(5,120)
Proceeds from sale of property, plant and equipment	705	254
Proceeds from sale of discontinued operation	6,421	—
Expenditures for intangible assets	(4,636)	(8,326)
Proceeds from sale of intangible assets	—	2,200
Net cash used in investing activities	(191,157)	(16,292)

Cash Flows from Financing Activities:
Increase (decrease) in notes payable	67,006	(1,067)
Proceeds from stock option exercises	6,633	6,559
Proceeds from issuance of common stock under the employee stock purchase plan	695	766
Other	—	128
Net cash provided by financing activities	74,334	6,386

Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	(1,197)	60
Net (Decrease) Increase in Cash and Cash Equivalents	(109,518)	14,701

Cash and Cash Equivalents at Beginning of Period	122,281	97,902

Cash and Cash Equivalents at End of Period	$12,763	$112,603

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of October 1, 2005 and January 1, 2005, the results of operations for the three and nine month periods ended October 1, 2005 and October 2, 2004, and cash flows for the nine month periods ended October 1, 2005 and October 2, 2004.  These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended January 1, 2005, as filed with the Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.                                      Acquisitions

Effective January 18, 2005, the Company acquired substantially all of the assets of Navion Biomedical Corporation, a company that develops, manufactures and markets a device used to facilitate the placement of peripherally inserted central catheters and central venous catheters, for a cash purchase price of $3,571,000 (including expenditures associated with the acquisition), of which $175,000 will be paid in the first quarter of 2006. In connection with this acquisition, the Company recorded $601,000 of goodwill, which was assigned to the Company’s MedSystems segment, and $2,900,000 of intangible assets, consisting of purchased technology. An independent appraiser was used to determine the fair market value and the estimated useful lives of the intangible assets acquired.  The allocation of the purchase price has not yet been finalized.  The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

Effective March 1, 2005, the Company acquired the medical division of Oxford Instruments plc (“Oxford Medical”) for a cash purchase price of approximately $48,024,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. Oxford Medical is based in the United Kingdom and develops, designs, manufactures and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical’s several business components. Neurophysiology’s principal product lines include electromyography (“EMG”) equipment, EMG needles and neurological disposables. The business also contains obstetrics, antenatal and fetal monitors and ambulatory cardiology products. As described in Note 11, this part of the Oxford Medical business was sold in the second quarter of 2005.  Oxford Medical has been assigned to the Company’s NeuroCare segment.

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands:)

Cash and cash equivalents	$876
Accounts receivable	17,122
Inventory	9,194
Property, plant and equipment	3,920
Other current assets	722
Net assets available for sale	8,663
Goodwill	9,465
Intangible assets	10,200
Acquisition Reserve	(1,354)
Accounts payable and other current liabilities	(6,551)
Accrued expenses	(4,233)
Net Assets Acquired	$48,024

The intangible assets, consisting of trademarks, customer relationships, patents and software technology, are being amortized on a straight-line basis over lives ranging from 5 to 7 years, except the trademarks, which were deemed to have an indefinite life and are, therefore, not subject to amortization.  The fair value and the estimated useful lives of the intangible assets were determined by an independent appraiser.  The allocation of the purchase price has not yet been finalized.  The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

In connection with the acquisition of Oxford Medical, the Company has initiated exit plans for activities of the acquired businesses that are redundant with the Company’s existing operations.  The plan includes the closure of five facilities and the elimination of 22 positions in the areas of sales, finance, service and management.  In connection with the plan, the Company established reserves in purchase accounting totaling $1,354,000.  As of October 1, 2005, 11 positions had been eliminated.  The remaining reserves established are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of the reserve activity related to the Oxford Medical acquisition-related restructuring plan as of and for the nine months ended October 1, 2005 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Payments Made During 2005	Balance as of October 1, 2005
Severance and employee related costs	$1,284	$(491)	$793
Lease cancellation fees	70	—	70
	$1,354	$(491)	$863

Effective March 16, 2005, the Company acquired all of the outstanding capital stock of Micro Medical Limited (“Micro Medical”), a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $39,902,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. The purchase price consisted of approximately $37,313,000 in cash, net of cash acquired of approximately $2,589,000. In addition, the Company may also be required to pay additional consideration upon the achievement of certain criteria relating to the performance of the business acquired. Micro Medical has been assigned to the Company’s Respiratory Care segment.

The company has preliminarily allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$2,589
Accounts receivable	4,782
Inventory	1,272
Property, plant and equipment	9,226
Other assets	272
Goodwill	20,122
Intangible assets:
In-process research and development	3,409
Developed technology	4,800
Trade name	1,900
Other	400
Accounts payable and other current liabilities	(5,103)
Long-term liabilities	(3,767)
Net Assets Acquired	$39,902

The developed technology and other intangible assets are being amortized on a straight-line basis over 10 and 3 years respectively. The trade name was deemed to have an indefinite life and is, therefore, not subject to amortization. The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. The fair value of the intangible assets and in-process research and development expenses and the estimated useful lives of the intangible assets were determined by an independent appraiser. The allocation of the purchase price has not yet been finalized. The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

Effective June 20, 2005, the Company acquired all of the outstanding capital stock of Pulmonetic Systems, Inc. (“Pulmonetics”), a company based in Minneapolis, Minnesota, that develops, designs, manufactures and markets portable mechanical ventilators for home health care, for a cash purchase price of approximately $100,242,000, including expenditures associated with the acquisition and subject to certain working capital adjustments.  The purchase price was financed with existing cash balances and borrowings under the Company’s revolving credit facility and is subject to potential post-closing adjustments based upon, among other things, the net asset value of Pulmonetics as of the closing date.  Pulmonetics has been assigned to the Company’s Respiratory Care segment.

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands:)

Cash and cash equivalents	$10,123
Accounts receivable	7,282
Inventory	4,148
Property, plant and equipment	1,673
Other assets	1,717
Goodwill	31,183
Intangible assets:
In-process research and development	31,500
Developed technology	13,100
Distribution Network	6,200
Other	3,544
Liabilities assumed	(10,228)
Net Assets Acquired	$100,242

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-10 years.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  The fair value of the intangible assets and in-process research and development expenses and the estimated useful lives of the intangible assets were determined by an independent appraiser.  The allocation of the purchase price has not yet been finalized.  The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

The results of these acquisitions are included in the accompanying Condensed Consolidated Financial Statements since their respective dates of acquisition.

The following unaudited pro forma financial information represents the Company’s consolidated results from continuing operations for the periods indicated as if the acquisitions of Oxford Medical, Micro Medical, and Pulmonetics had occurred on January 3, 2004. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased intangible asset amortization, decreased interest income on the cash used to finance the acquisitions, increased interest expense on the debt incurred to finance the Pulmonetics acquisition and increased income taxes at a rate consistent with the Company’s effective tax rate in each year.  The pro forma results exclude the write-off of purchased in-process research and development expenses related to the Micro Medical and Pulmonetics acquisitions.

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)

Revenues	$126,899	$115,445	$394,775	$355,690
Net income (loss)	$4,316	$(1,928)	$15,335	$8,800

Earnings per share
Basic	$0.14	$(0.06)	$0.49	$0.29
Diluted	$0.13	$(0.06)	$0.49	$0.28

3.                                      Inventories

The components of inventories are as follows:

	October 1, 2005	January 1, 2005
	(In thousands)

Raw materials	$52,597	$42,621
Work-in-process	11,286	7,943
Finished goods	28,651	22,087
	$92,534	$72,651

4.                                      Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended October 1, 2005 and October 2, 2004 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)

Net income (loss)	$4,406	$(2,164)	$(21,477)	$8,059
Foreign currency translation adjustments	(4,582)	1,750	(18,469)	(610)
Comprehensive income (loss)	$(176)	$(414)	$(39,946)	$7,449

Accumulated other comprehensive income as of October 1, 2005 and October 2, 2004 consisted solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

5.                                      Stock-Based Compensation

At October 1, 2005, the Company had one stock-based employee compensation plan.  The Company accounts for this plan under the intrinsic value method of accounting as defined by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, compensation expense is measured as the difference, if any, between the exercise price of the stock option or award and the market value of the Company’s common stock on the date of the grant.

If the Company had elected to recognize compensation expense for its stock-based employee compensation plan based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reported as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands, except per share amounts)

Net income (loss), as reported	$4,406	$(2,164)	$(21,477)	$8,059
Add: Stock-based compensation expense included in net income, net of related tax effects	67	—	266	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(809)	(1,161)	(2,526)	(3,573)
Pro forma net income (loss)	$3,664	$(3,325)	$(23,737)	$4,486

Basic EPS:
As reported	$.14	$(.07)	$(.69)	$.26
Pro forma	$.12	$(.11)	$(.76)	$.15
Diluted EPS:
As reported	$.13	$(.07)	$(.69)	$.26
Pro forma	$.11	$(.11)	$(.76)	$.14

The above pro forma amounts may not be representative of the effects on reported net income for future years.

6.                                      Restructuring

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2005 Restructuring Plan

In the third quarter of 2005, the Company closed its manufacturing facility in Bristol, United Kingdom. As a result of the plan, 10 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into the Company’s existing facility in Old Woking, United Kingdom. As of October 1, 2005, a total of $269,000 of restructuring expenses had been incurred in connection with this plan, which includes employee severance and related expenses. Total expenses under this plan are not expected to exceed $1,000,000.  The Company expects the plan to be substantially completed by the end of fiscal year 2005.

2004 Restructuring Plan

In the third quarter of 2004, the Company initiated a company-wide restructuring plan to lower its cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to the Company’s Respiratory Care facility in

Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands. The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. As of October 1, 2005, all of the targeted positions had been eliminated.  The total amount of restructuring expense incurred in connection with this plan was approximately $12,000,000.

A summary of the restructuring activity associated with the 2004 Restructuring Plan is as follows (in thousands):

	Employee Severance and Related Expenses	Employee Retention Payments	Facility Closure Costs	Other Costs	Total

Balance at January 1, 2005	$4,242	$194	$—	$—	$4,436
Costs accrued (a)	2,632	194	40	65	2,931
Payments	(5,091)	(317)	(40)	(65)	(5,513)
Foreign currency translation	(155)	—	—	—	(155)
Balance at October 1, 2005	$1,628	$71	$—	$—	$1,699

(a)                      Reflects costs of $807 in Respiratory Care, $201 in NeuroCare and $1,923 in the corporate office.

2003 German Restructuring Plan

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of October 1, 2005, 15 of these positions had been eliminated and approximately $467,000 of employee severance and related expenses had been paid. Severance expense for the remaining 9 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2,000,000. As of October 1, 2005, a total of $1,463,000 of restructuring expense had been incurred in connection with this plan.

A summary of the restructuring activity associated with the 2003 German Restructuring Plan is as follows (in thousands):

Employee Severance and Related Expenses

Balance at January 1, 2005	$996
Costs accrued	294
Payments	(191)
Foreign currency translation	(128)
Balance at October 1, 2005	$971

2002 and 2001 Restructuring Plans

Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by these actions included the Company’s New Hampshire and Colorado facilities, which were consolidated with the Company’s NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany. The balance of this reserve at October 1, 2005 was $268,000 and was comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease income. These amounts will be paid over their respective lease terms, the longest of which extends to 2014.

7.                                      Earnings Per Share

Basic and diluted earnings per share have been calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and awards.

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	October 1, 2005			October 2, 2004
	(In thousands, expect per share amounts)
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$4,406	31,526	$0.14	$(2,164)	30,884	$(0.07)
Dilutive effect of outstanding stock options	—	971	(0.01)	—	—	—
Diluted EPS	$4,406	32,497	$0.13	$(2,164)	30,884	$(0.07)

	Nine Months Ended			Nine Months Ended
	October 1, 2005			October 2, 2004
	(In thousands, expect per share amounts)
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(21,477)	31,317	$(0.69)	$8,059	30,743	$0.26
Dilutive effect of stock options outstanding	—	—	—	—	650	—
Diluted EPS	$(21,477)	31,317	$(0.69)	$8,059	31,393	$0.26

Options to purchase approximately 121,500 shares of the Company’s common stock were not included in the computation of Diluted EPS for the three months ended October 1, 2005 because their exercise price exceeded the average market price of the Company’s common stock during the period and their effect would have been anti-dilutive.  Since the Company incurred a loss for the nine months ended October 1, 2005, all of the outstanding stock options were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.  These options could potentially dilute EPS in the future.

Since the Company incurred a loss for the three months ended October 2, 2004, all of the outstanding stock options were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.  These options could potentially dilute EPS in the future.  Options to purchase approximately 1,081,000 shares of the Company’s common stock were not included in the computation of Diluted EPS for the nine months ended October 2, 2004 because their effect would have been anti-dilutive.

8.                                      Segment Information

Previously, the Company’s operations were organized into the following four reportable segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. During the first quarter of 2005, the Company changed its reportable segments to reflect how the Company now manages its businesses and to reflect the activities of the Company as viewed by the Company’s chief operating decision maker, its President and Chief Executive Officer. The Company’s Respiratory Technologies and Critical Care operating segments were combined into one operating segment called Respiratory Care.  The Company split its Medical and Surgical Products operating segment into two separate segments: MedSystems and Orthopedics.  NeuroCare continues to be reported as a separate segment.

Accordingly, the Company has restated segment information for prior periods to conform to the presentation adopted in the current period.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)
Revenues:
Respiratory Care	$77,823	$55,968	$212,445	$177,655
NeuroCare	29,535	21,041	88,210	61,024
MedSystems	8,040	7,338	23,736	22,634
Orthopedics	11,501	7,231	30,384	21,208
	$126,899	$91,578	$354,775	$282,521

Income (Loss) from Continuing Operations Before Income Taxes
Operating Income (Loss):
Respiratory Care	$8,418	$(3,156)	$(10,518)	$16,403
NeuroCare	(1,225)	(66)	(3,494)	(1,941)
MedSystems	1,634	1,323	4,312	4,491
Orthopedics	3,013	1,072	6,715	3,041
Corporate (a)	(4,565)	(2,579)	(11,325)	(9,979)
Operating Income (Loss)	7,275	(3,406)	(14,310)	12,015
Other Income (Expense), net	(583)	51	(605)	480
Income (Loss) from Continuing Operations Before Income Taxes	$6,692	$(3,355)	$(14,915)	$12,495

(a)          Primarily general and administrative and restructuring expenses.

	October 1, 2005	January 1, 2005
	(In thousands)
Total Assets:
Respiratory Care	$401,555	$275,628
NeuroCare	153,935	119,608
MedSystems	26,765	18,286
Orthopedics	22,738	15,572
Corporate (b)	2,166	118,742
	$607,159	$547,836

(b)         Primarily cash and cash equivalents and deferred tax assets.

9.                                      Contingencies

On June 28, 2005, the Company received an adverse jury verdict in a case alleging discrimination based on ethnic origin in the amount of $1,560,000.  The trial court has reduced this award to $860,000.  The Company currently has post-trial motions pending and has appealed the decision.  The court has scheduled mediation for November 9, 2005.  Should the parties fail to reach a settlement at mediation, this matter will be heard by the United States Court of Appeals in 2006.  In addition, the Company believes the damages award is covered by its employment practices liability insurance policy.  While it is not possible to predict the outcome of this or any litigation involving the Company, management does not believe the verdict will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Tecomet Inc. (“Tecomet”), a subsidiary of the Company has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a claim against Tecomet for indemnity and/or contribution in connection with more than 610 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N. At this stage, it is not possible to predict the likelihood or amount of any liability on the part of Tecomet nor the amount, if any, that would be covered under the Company’s product liability insurance policies. If a suit is filed against Tecomet, Tecomet intends to defend it vigorously. In 2004, Tecomet was named as a defendant in two lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. These two cases were dismissed without prejudice in 2004.  In 2005, Tecomet was named as a defendant in a third lawsuit in Texas and in a lawsuit in Oklahoma, both of which were brought by plaintiffs alleging facts similar to those raised in the two cases that were filed in Texas in 2004.  The Company believes that the amount of damages sought in these cases would not be material to the Company’s consolidated financial position, results of operations or cash flows.

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

In addition to the matters discussed above, from time to time the Company faces litigation and liability exposure for existing and potential claims.  These claims are primarily related to patent and intellectual property matters, the manufacturing and sale of medical devices, distributor terminations, employment matters and the Company’s ongoing restructuring efforts.  The Company’s international operations, which generated 44% of the Company’s total revenues in 2004 and 2003, also expose the Company to the risks of being sued in a foreign jurisdiction.

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

10.                               Revolving Credit Facility

On May 3, 2005, the Company entered into a five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”), replacing the $60,000,000 Senior Revolving Credit Facility which was set to expire on May 31, 2005.  The Facility includes a $20,000,000 letter of credit sub-facility and a $20,000,000 swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200,000,000.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  At October 1, 2005, $67,350,000 was outstanding under the Facility, including $350,000 outstanding under the swing line loan sub-facility.  In addition, $2,410,000 of standby letters of credit were outstanding under the Facility.  At October 1, 2005, $80,240,000 was available for borrowings under the Facility.

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

11.                               Discontinued Operations

On June 30, 2005, the Company completed the sale of the obstetrics and cardiovascular (“OB and CV”) businesses that were acquired from Oxford Medical in March 2005 for approximately $6,421,000.  The assets were recorded at fair value as of the date of acquisition and no gain or loss was recognized on the sale.  The consolidated financial results have been restated to present the OB and CV business as a discontinued operation.  The Company will earn a selling commission as compensation for continuing to run operations related to portions of the OB and CV business until the transition is complete which is expected by the end of 2005.

The results of operations for the OB and CV businesses for the three and nine months ended October 1, 2005 since the date of acquisition were as follows:

	For the three months ended October 1, 2005	For the nine months ended October 1, 2005
	(In thousands)

Product revenues	$—	$5,089
Selling commission	140	140
Cost of revenues	—	(2,824)
Operating expenses	—	(1,573)

Net income before tax	$140	$832

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

The Company does not anticipate that the adoption of SFAS No. 123R will have a material impact on its cash flows or financial position, but it will reduce reported net income and earnings per share because the Company will be required to recognize compensation expense for share purchase rights granted under its employee stock option and employee stock purchase plans, whereas the Company has not been required to record such expense under current accounting rules. The impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS No. 123R is similar to SFAS No. 123, with minor exceptions. The impact on the Company’s results of operations and earnings per share had the Company adopted SFAS No. 123, is described in Note 5 “Stock-Based Compensation”.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in the nine months ended October 1, 2005 and October 2, 2004 for such excess tax deductions were $1,242,000 and $1,240,000 respectively. During the first quarter of 2005, the SEC approved a new rule for public companies which delays the adoption of this standard. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. The rule does not change the accounting required by SFAS No. 123R; it only changes the dates for compliance for the standard. The Company expects to adopt SFAS No. 123R effective January 1, 2006.

In October 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. In December 2004, the FASB issued Staff Position No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”) and Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. Consequently, the enactment of AJCA does not affect deferred tax assets and liabilities existing at the enactment date.  FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA.  The Company has determined that it will not repatriate any foreign earnings under the provisions of the AJCA.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company is currently evaluating the impact, if any, of FIN 47 on its financial position, results of operations and cash flows.

13.                               Purchased In-Process Research and Development Expenses

During the second quarter of 2005, the Company recorded $34,909,000 of purchased in-process research and development expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141, Business Combinations.

The Company recorded $3,409,000 of purchased in-process research and development expenses in connection with the acquisition of Micro Medical.  The portion of the Micro Medical purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”).  This charge is included in the Company’s Condensed Consolidated Statements of Income for the nine months ended October 1, 2005 as a separate component of operating expense.

The technology acquired was a versatile, portable spirometer which uses Micro Medical’s precision Gold Standard Digital Volume Transducer especially suited to measuring very low flow rates in patients with chronic obstructive pulmonary disease.  At the date of acquisition the project was in late-stage development, but further design and development was required at the date of acquisition.  Development activities are expected to be completed in 2005 at an additional cost of up to $0.5 million.  The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of 24%.  The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology.  Risks to completion of development within a reasonable period of time are relatively low and risk to successful commercialization include acceptance of the technology in the marketplace and competition.

The Company recorded $31,500,000 of purchased in-process research and development expenses in connection with the acquisition of Pulmonetics.  The portion of the Pulmonetics purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.  This charge is included in the Company’s Condensed Consolidated Statements of Income for the nine months ended October 1, 2005 as a separate component of operating expense.

The technology acquired represents a portable ventilator.  The Company believes that at the date of acquisition the device was in mid-stage development.  Development activities include pilot testing and approval from the United States Food and Drug Administration (“FDA”).  The Company expects to incur up to $10.5 million through the remainder of 2005 and in 2006 to complete development of the technology.  The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 16%.  The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology.  Risks to commercialization include approval from the FDA and acceptance of the technology in the marketplace.

14.                               Subsequent Event

On November 2, 2005, the Company acquired all of the outstanding capital stock of Intermed Precision Limited, a company based in Ireland that develops and supplies orthopedic instruments, implants and micro-machined components used in minimally invasive surgical devices, for a purchase price of approximately $11,500,000.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to, statements related to the expected cost and annual savings from and timing of our restructuring plans, the final allocation of the purchase price of each of Navion Biomedical Corporation, Oxford Instruments plc, Micro Medical Limited and Pulmonetic Systems, Inc., the adequacy of our insurance to cover certain employment and product liability litigation, the expected immateriality of any pending legal proceeding involving the Company, the impact of recent accounting pronouncements, the timing with respect to our adoption of SFAS No. 123R, expected expenditures for the remainder of 2005, expectation to be able to meet the requirements of the Facility through the expiration date, and the belief that our available cash and cash equivalents, cash from operations and cash under the Facility will be sufficient to finance our operations and commitments for the foreseeable future.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including market acceptance of our products, our ability to maintain regulatory approvals and protect our intellectual property, our ability to integrate acquisitions, our ability to develop and launch new products and the other risk factors set forth in our Annual Report on Form 10-K for the year ended January 1, 2005, under the caption “Risk Factors.”

Results of Operations

In order to more fully understand the comparison of the results of operations for year-to-date and third quarter of 2005 as compared to the same periods in 2004, it is important to note the following significant changes in our operations that occurred in 2005 and 2004:

Effective July 28, 2004, we acquired substantially all of the assets of Taugagreining hf. (“Taugagreining”). Effective January 18, 2005, we acquired substantially all of the assets of Navion Biomedical Corporation (“Navion”).  Effective March 1, 2005, we acquired the medical division of Oxford Instruments plc (“Oxford Medical”). Effective March 16, 2005, we acquired all of the outstanding capital stock of Micro Medical Limited (“Micro Medical”). Effective June 20, 2005, we acquired all of the outstanding stock of Pulmonetic Systems, Inc. (“Pulmonetics”).   The results of operations for each of these acquisitions has been included in the consolidated statements of income since the date of acquisition.

On June 30, 2005, we completed the sale of the obstetrics and cardiovascular (“OB and CV”) businesses that we acquired from Oxford Medical in March 2005.  The consolidated financial results have been restated to present OB and CV as a discontinued operation.

Comparison of Results for the Third Quarter of 2005 to the Third Quarter of 2004

Revenues

Revenues increased $35.3 million to $126.9 million for the third quarter of 2005 from $91.6 million for the third quarter of 2004.  This increase is discussed more fully below in management’s discussion and analysis of segment information.  Revenue increased $21.9 million in Respiratory Care, $8.5 million in NeuroCare, $4.3 million in Orthopedics and $0.7 million in MedSystems. The increase was driven primarily by higher sales of portable mechanical and critical care ventilators, spirometry systems, clinical services, EMG systems, and orthopedic implants. The impact of foreign currency translation was minimal.

Gross Margin

Gross margin increased $20.1 million to $60.8 million for the third quarter of 2005 from $40.7 million for the third quarter of 2004. Gross margin as a percentage of revenues was 48.0% in the third quarter of 2005 as compared to 44.5% in the third quarter of 2004 due to increased sales of higher margin products and manufacturing efficiencies resulting from productivity programs, increased throughput, and the restructuring plan initiated in the third quarter of 2004.  The gross margin in the third quarter of 2005 was negatively impacted by less than 1% due to costs associated with the step-up of inventory acquired in the transactions described above.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $10.4 million to $42.1 million for the third quarter of 2005 from $31.7 million for the third quarter of 2004. This increase was primarily due to acquisitions completed since the end of the 2004 period, higher incentive compensation costs and higher expenses related to the expansion of our field sales, service and marketing organizations.  These increases were partially offset by cost savings from the restructuring plan initiated in the third quarter of 2004.

Research and Development Expense

Research and development expense increased $3.5 million to $9.4 million for the third quarter of 2005 from $5.9 million for the third quarter of 2004. This increase is largely attributable to research and development activities in our acquired companies.

Restructuring Charges

Restructuring charges were $2.1 million in the third quarter of 2005 compared to $6.5 million in the third quarter of 2004.

In the third quarter of 2005, we closed our manufacturing facility in Bristol, United Kingdom. As a result of the plan, 10 positions were eliminated in Bristol and the manufacturing operations were combined into our existing facility in Old Woking, United Kingdom. As of October 1, 2005, a total of $0.3 million of restructuring expenses had been incurred in connection with this plan, which includes employee severance and related expenses.  Total expenses under this plan are not expected to exceed $1.0 million.  We expect the plan to be substantially completed by the end of fiscal year 2005.

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. As of October 1, 2005, all of the targeted positions had been eliminated. The total amount of restructuring expense incurred in connection with this plan was approximately $12.0 million, of which $1.7 million was recognized in the third quarter of 2005.  While the costs of this restructuring plan exceeded some of our more recent estimates, they are within our previously disclosed original estimates.  During the third quarter of 2005, we realized cost savings of approximately $2.8 million related to this plan. We estimate that as a result of this plan we will achieve annual operating expense savings of approximately $12.0 million in fiscal 2005.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of October 1, 2005, 15 of these positions had been eliminated. Severance expense for the remaining 9 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million. As of October 1, 2005, a total of $1.5 million of expense had been incurred related to this plan. Restructuring charges incurred in connection with this plan were $0.1 million in the third quarter of 2005 compared to $0.3 million in the third quarter of 2004.

Provision for Income Taxes

Our effective tax rate was 35.5% in both the third quarter of 2005 and 2004.  The effective tax rate in the third quarter of 2005 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales and the manufacturing deduction created by the AJCA.  The effective tax rate in the third quarter of 2004 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales.

Segment Information

Respiratory Care

Revenues increased $21.9 million to $77.8 million for the third quarter of 2005 from $56.0 million for the third quarter of 2004.  Revenues from all major product lines increased, with approximately two thirds of the increase resulting from sales of portable mechanical ventilators and spirometry systems in the operations acquired from Pulmonetics and Micro Medical, respectively.  In addition, higher sales of critical care ventilators, clinical services and sleep diagnostic systems contributed to the increase.

In the third quarter of 2005, operating income was $8.4 million compared to an operating loss of $3.2 million for the third quarter of 2004.  This increase was due to higher gross margins resulting from increased sales, operational efficiencies and product mix.  In addition, we reported lower restructuring charges in 2005 compared to 2004.   We also realized expense savings from the restructuring completed in 2004 for which we recorded a charge of $6.5 million in the third quarter of 2004.  Partially offsetting these benefits was a charge of $0.9 million primarily related to the step-up of inventory acquired as part of the Pulmonetics transaction.

NeuroCare

Revenues increased $8.5 million to $29.5 million for the third quarter of 2005 from $21.0 million for the third quarter of 2004.  As of October 1, 2005, restructuring programs planned as part of the Oxford acquisition had been substantially completed and product lines had been integrated.  Revenue growth was primarily driven by higher sales of EMG equipment.

We incurred an operating loss of $1.2 million in the third quarter of 2005 and an operating loss of $0.1 million in the third quarter of 2004. Operations were negatively impacted by costs resulting from the acquisition of Oxford Medical acquired in the first quarter of 2005.  Synergies resulting from these integrations are expected to begin to have a favorable impact by the end of 2005.  Also contributing to the increase were costs incurred to move our vascular manufacturing facility and higher selling and other expenses incurred to support a number of new product launches. Partially offsetting these items were improvements in gross margin due to increased sales, new higher margin products and operating efficiencies.

MedSystems

Revenues increased $0.7 million to $8.0 million for the third quarter of 2005 from $7.3 million for the third quarter of 2004. This increase was primarily due to higher sales of our enteral feeding tube product line and contributions from our newly introduced CORTRAK™ and NAVIGATOR® systems.

Operating income was $1.6 million for the third quarter of 2005 as compared to $1.3 million the third quarter of 2004. The impact on operating income from higher sales was partially offset by higher expenses related to investment in the launch of our new CORTRAK™ and NAVIGATOR® systems.

Orthopedics

Revenues increased $4.3 million to $11.5 million for the third quarter of 2005 from $7.2 million for the third quarter of 2004. This increase was primarily due to higher sales of hip and knee implants as well as cranial and maxiofacial mesh products resulting from strong overall demand for our products.

Operating income increased $1.9 million to $3.0 million for the third quarter of 2005 as compared to $1.1 million for the comparable period last year. This increase was primarily due to higher sales volume, favorable product mix and operational efficiencies resulting from manufacturing process improvements.

Comparison of Results for the First Nine Months of 2005 to the First Nine Months of 2004

Revenues

Revenues increased $72.3 million to $354.8 million for year-to-date 2005 from $282.5 million for the comparable period of 2004.  This increase was due to increases in revenue of $34.8 million in Respiratory Care, $27.2 million in NeuroCare, $9.2 million in Orthopedics, and $1.1 million in MedSystems. The increase was driven primarily by higher sales of EMG systems ($21.8 million), portable mechanical ventilators ($13.5 million), orthopedic implants ($10.5 million), spirometry systems ($8.0 million), the AVEA venitilator ($5.2 million), clinical services ($4.1 million), and pulmonary function testing equipment ($3.7 million). In addition, the favorable impact of foreign currency translation contributed $2.1 million.

Gross Margin

Gross margin increased $39.6 million to $165.5 million for year-to-date 2005 from $125.9 million for the comparable period of 2004. Gross margin as a percentage of revenues increased 2.1% to 46.7% for year-to-date 2005 from 44.6% for the comparable quarter of 2004 due to increased sales of higher margin products and manufacturing efficiencies resulting from productivity programs, increased throughput, and the restructuring plan initiated in the third quarter of 2004.  The gross margin for the first nine months of 2005 was negatively impacted by approximately 1% due to costs associated with the step-up of inventory acquired in the transactions described above.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $22.8 million to $117.5 million for year-to-date 2005 from $94.7 million for the comparable period of 2004. This increase was primarily due to acquisitions completed since the end of the 2004 period, higher incentive compensation costs, higher expenses related to the expansion of our field sales, service and marketing organizations and $1.0 million from the impact of foreign currency translation.  These increases were partially offset by cost savings from the restructuring plan initiated in the third quarter of 2004 and a reduction in legal fees totaling $1.6 million incurred in 2004 in connection with our now resolved suit against INO Therapeutics, LLC.

Purchased In-Process Research and Development Expense

During the first nine months of 2005, we recorded $34.9 million of purchased in-process research and development (“IPR&D”) expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 Business Combinations.

We recorded $3.4 million of purchased in-process research and development expenses in connection with the acquisition of Micro Medical.  The portion of the Micro Medical purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”).  This charge is included in our Condensed Consolidated Statements of Income for the nine months ended October 1, 2005 as a separate component of operating expense.

We recorded $31.5 million of purchased in-process research and development expenses in connection with the acquisition of Pulmonetics.  The portion of the Pulmonetics purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.  This charge is included in our Condensed Consolidated Statements of Income for the nine months ended October 1, 2005 as a separate component of operating expense

Research and Development Expense

Research and development expense increased $5.5 million to $23.7 million for year-to-date 2005 from $18.3 million for the comparable period of 2004. This increase is largely attributable to research and development activities in our recently acquired companies.

Restructuring Charges

Restructuring charges were $3.8 million for year-to-date 2005 compared to $7.0 million in the comparable period of 2004.

In the third quarter of 2005, we closed our manufacturing facility in Bristol, United Kingdom. As a result of the plan, 10 positions were eliminated in Bristol and the manufacturing operations were combined into our existing facility in Old Woking, United Kingdom. As of October 1, 2005, a total of $0.3 million of restructuring expenses had been incurred in connection with this plan, which includes employee severance and related expenses. Total expenses under this plan are not expected to exceed $1.0 million.  The Company expects the plan to be substantially completed by the end of fiscal year 2005.

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. As of October 1, 2005, all of the targeted positions had been eliminated. The total amount of restructuring expense incurred in connection with this plan  was approximately $12.0 million, of which $3.0 million was recognized during the first nine months of 2005. While the costs of this restructuring plan exceeded some of our more recent estimates, they are within our previously disclosed original estimates.  During the first nine months of 2005, we realized cost savings of approximately $8.8 million related to this plan. We estimate that as a result of this plan we will achieve annual operating expense savings of approximately $12.0 million in fiscal 2005.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of October 1, 2005, 15 of these positions had been eliminated. Severance expense for the remaining 9 employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million. As of October 1, 2005, a total of $1.5 million of expense had been incurred related to this plan. Restructuring charges incurred in connection with this plan were $0.3 million during the first nine months of 2005 compared to $0.8 million in the first nine months of 2004. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized over the next four years as the positions are eliminated.

Legal Settlement

In the first nine months of 2004, we settled the litigation with INO Therapeutics, LLC, AGA AB, and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and received a payment of $6.0 million in connection with the dismissal of the litigation.   We had no similar settlements in the first nine months of 2005.

Provision for Income Taxes

Our effective tax rate in the first nine months of 2005 was impacted by the $34.9 million expense taken for purchased in-process research and development which is not deductible for tax purposes.  Excluding the impact of IPR&D, our effective tax rate was 35.5% in both the nine months ended October 1, 2005 and October 2, 2004.  In addition to the impact of non-deductible IPR&D, the effective tax rate in the first nine months of 2005 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales and the manufacturing deduction created by the AJCA.  The effective tax rate in the first nine months of 2004 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by the tax benefit attributable to export sales.

Discontinued Operations

On June 30, 2005, we completed the sale of OB and CV businesses that we acquired from Oxford Medical in March 2005 for approximately $6.4 million in cash.

Segment Information

Respiratory Care

Revenues increased $34.8 million to $212.4 million for year-to-date 2005 from $177.7 million for the comparable period of 2004.   Revenues from all major product lines increased, with approximately two-thirds of the increase resulting from sales of portable mechanical ventilators and spirometry systems in the operations acquired from Pulmonetics and Micro Medical, respectively.  The remaining increase was primarily attributable to higher sales of AVEA™ ventilators and pulmonary function testing equipment, higher revenues in our Clinical Services and customer care businesses and the favorable impact of foreign currency translation of $1.6 million. These increases were partially offset by lower sales of our INFANT FLOW® ventilator and previous generation ventilators.

Operating income decreased $26.9 million to a loss of $10.5 million for year-to-date 2005 from $16.4 million of income for the comparable period of 2004.  This decrease is primarily the result of a $34.9 million charge to write-off acquired IPR&D and a $6.0 million payment received from settling litigation with INO Therapeutics, LLC in the second quarter of 2004. This decrease was partially offset by higher gross margin primarily due to the increased sales, operational efficiencies in part due to the restructuring plan initiated in the third quarter of 2004, and product mix.  Also benefiting operating income was a reduction in legal expense primarily as a result of a $1.6 million charge incurred in 2004 in connection with the litigation with INO Therapeutics, LLC and a reduction in restructuring expense.

NeuroCare

Revenues increased $27.2 million to $88.2 million for year-to-date 2005 from $61.0 million for the comparable period of 2004. Revenue growth was primarily due to higher sales of EMG products as well as new products introduced in 2004, including NicoletOne™.

We incurred an operating loss of $3.5 million in year-to-date 2005 and a loss of $1.9 million for the comparable period of 2004. Operations were negatively impacted by the acquisition and integration of Oxford Medical, which was acquired in the first quarter of 2005. Also contributing to the decrease were costs incurred to move our vascular manufacturing operations, amortization expense related to the AUDIOSCREENER® hearing screening device acquired in the second quarter of 2004 as part of the Taugagreining acquisition and higher selling and other expenses incurred to support a number of new product launches. Partially offsetting these items were improvements in gross margin due to increased sales, new higher margin products and operational efficiencies.

MedSystems

Revenues increased $1.1 million to $23.7 million for year-to-date 2005 from $22.6 million for the comparable period of 2004. This increase was primarily due to higher sales of our enteral feeding tube product line.

Operating income decreased $0.2 million to $4.3 million for year-to-date 2005 from $4.5 million for the comparable period last year. This decrease was primarily due to additional expenses associated with the launch in the first quarter of 2005 of our new CORTRAK™ and NAVIGATOR® systems.

Orthopedics

Revenues increased $9.2 million to $30.4 million for year-to-date 2005 from $21.2 million for the comparable period of 2004. This increase was primarily due to higher sales of hip and knee implants as well as cranial and maxiofacial mesh products, resulting from strong overall demand for our products. This increase was partially offset by lower sales of specialty products and materials.

Operating income increased $3.7 million to $6.7 million for year-to-date 2005 as compared to $3.0 million for the comparable period last year. This increase was primarily due to increased gross margin resulting from higher sales volume and operational efficiencies resulting from manufacturing process improvements.

Liquidity and Capital Resources

As of October 1, 2005 and January 1, 2005, we had cash and cash equivalents of $12.8 million and $122.3 million, respectively. At October 1, 2005, approximately $12.8 million of our cash and cash equivalents was held internationally and could be subject to U.S. income tax if repatriated to the U.S. Our working capital was approximately $87.6 million and $230.4 million at October 1, 2005 and January 1, 2005, respectively.  This decrease was due primarily to cash used and debt incurred for businesses acquired in 2005.

Our cash flow from operations decreased by $16.0 million to $8.5 million for the nine months ended October 1, 2005 from $24.5 million for the comparable period in 2004. This decrease was primarily the result of changes in our working capital.  Net income adjusted to exclude certain non-cash items, such as depreciation and amortization, purchased in-process research and development, and deferred income taxes, was approximately $30.6 million and $21.2 million for the nine months ended October 1, 2005 and October 2, 2004, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in a use of cash of $22.6 million for the nine months ended October 1, 2005 and net cash inflows of $3.3 million in comparable period of 2004.

We used cash for investing activities of $191.2 million for the nine months ended October 1, 2005, compared to $16.3 million in the comparable period of 2004.  This increase was due primarily to businesses acquired in 2005.  In January 2005, we paid $3.4 million to acquire substantially all of the assets of Navion Biomedical Corporation. In March, 2005 we paid $47.4 million to acquire Oxford Medical. In March 2005, we paid $37.3 million to acquire all of the outstanding stock of Micro Medical.  In June 2005, we paid $90.1 million, net of cash acquired, to acquire Pulmonetics.  Our expenditures for property, plant and equipment were $15.4 million during the nine months ended October 1, 2005, compared to $5.1 million during the comparable period of 2004. Our expenditures for intangible assets were $4.6 million for the nine months ended October 1, 2005, compared to $8.3 million in the comparable period of 2004.

We generated net cash from financing activities of $74.3 million in the nine months ended October 1, 2005, compared to $6.4 million in the comparable period 2004 due primarily to borrowings under our Revolving Credit Facility. In the nine months ended October 1, 2005, we received $6.6 million in proceeds from the exercise of stock options, compared to $6.6 million in the comparable period of 2004.

On May 3, 2005, we entered into a five-year $150.0 million Senior Unsecured Revolving Credit Facility (the “Facility”), replacing the $60.0 million Senior Revolving Credit Facility which was set to expire on May 31, 2005. The Facility includes a $20.0 million letter of credit sub-facility and a $20.0 million swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200.0 million.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  At October 1, 2005, $67.4 million was outstanding under the Facility, $2.4 million of standby letters of credit had been issued under the Facility, and $80.2 million was available for borrowings under the Facility.

At the Company’s option, loans borrowed under the Facility (other than swing line loans) bear interest at either (1) LIBOR plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, as defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%.  Swing line loans bear interest at a rate determined by the swing line lender.

Our ability to access the Facility will depend on complying with certain customary affirmative and negative covenants, including but not limited to our ability to maintain a leverage ratio of debt to EBITDA of not greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, a minimum stockholders’ equity balance and limits on the amount of capital expenditures in any one year to the greater of $30 million or 5% of the Company’s consolidated net assets.  While we are in compliance with the debt covenants of the Facility and expect to be able to meet the requirements of the Facility through the expiration date, failure to satisfy any of the conditions would require us to renegotiate the Facility on terms that may not be as favorable or could require us to repay any outstanding balance.  While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit arrangement would be on terms that would be attractive to us in financing our business plans.

During the remainder of 2005, we expect to spend approximately $5.0 million on capital expenditures for a full year total of $20.0 million. The estimated and aggregate amounts exclude capital expenditures related to the companies we have acquired thus far in 2005 and any acquisitions we may consummate during the fourth quarter. Our capital requirements for the remainder of 2005 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

In 2004, we initiated a company-wide restructuring plan to lower our cost structure. We expect this action to bring expenses in line with the growth in our core businesses and enhance our near and long-term profitability. As a result of this initiative, we incurred a total pre-tax restructuring charge of approximately $12.0 million, all of which has been recognized and $10.0 million which has been paid.  As of October 1, 2005, we have substantially completed our initiatives related to this restructuring plan.

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

We are exposed to fluctuations in interest rates on our five-year $150.0 million Senior Unsecured Revolving Credit Facility which bears interest at variable rates over time.  Changes in interest rates will affect the amount of our interest payments over the term of the loan.  A 100 basis point increase in interest rates on our variable term loan under the Facility would have an estimated negative impact on pre-tax earnings of approximately $674,000 based on the amount outstanding on the Facility as of October 1, 2005.

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

(c)  Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

However, Tecomet Inc., a subsidiary of the Company, has been advised by Smith & Nephew, Inc. that S&N may file a claim against Tecomet for indemnity and/or contribution in connection with more than 610 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N. At this stage, it is not possible to predict the likelihood or amount of any liability on the part of Tecomet nor the amount, if any, that would be covered under the Company’s product liability insurance policies. If a suit is filed against it, Tecomet intends to defend it vigorously. In 2004, Tecomet was named as a defendant in two lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed.  These two cases were dismissed without prejudice in 2004.  In 2005, Tecomet was named as a defendant in a third lawsuit in Texas and in a lawsuit in Oklahoma, both of which were brought by plaintiffs alleging facts similar to those raised in the two cases that were filed in Texas in 2004.  The Company believes that the amount of damages sought in these cases would not be material to the Company’s consolidated financial position, results of operations or cash flows.

Item 6. – Exhibits

Exhibit No.	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASYS HEALTHCARE INC.
(Registrant)

Date: November 8, 2005

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