Form 10-K
period 2005-12-31
VIASYS HEALTHCARE INC
filed 2006-03-14
CIK 1123361

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None

        Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 2, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter), computed by reference to $22.37, the price at which the stock was last sold, was approximately $543,128,321. For purposes of making this calculation only, the Registrant has defined "affiliates" as including all executive officers, directors beneficial owners of at least ten percent of the Registrant's outstanding Common Stock.

        As of March 10, 2006, the Registrant had 32,245,030 shares of Common Stock outstanding. This number excludes 5,597 shares held by the Registrant as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed no later than April 30, 2006, in connection with the 2006 Annual Meeting of Stockholders to be held on May 11, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Information Concerning Forward-Looking Statements

        The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include but are not limited to statements regarding our belief relating to the market positions with respect to our products, the growth opportunities for our business, our plan to develop new products, our ability to obtain raw materials for our significant products, FDA regulations and process, our compliance with government regulations, competition, the impact of litigation on our business, the potential litigation that we may face as a result of our entry into new markets, our expectation to continue to be in compliance with the financial covenants in our credit facilities, our dividend policy, the impact of recent accounting pronouncements, our estimated capital expenditure for 2006, our belief regarding the long-term benefit of the restructuring plan, and our belief that we have sufficient liquidity and capital resources to finance our operations and commitments for the foreseeable future. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

        A wide range of factors could materially affect our future performance and financial and competitive position, including the following:

  •
  our projected growth of the neurocare market and the demand for respiratory care equipment and disposables;

  •
  our ability to capitalize on our existing installed equipment base in the respiratory care, neurocare, medsystems and orthopedics markets and our research, development and marketing expertise to expand our business;

  •
  our ability to increase our revenues and profits;

  •
  our ability to develop brand recognition of our products and services; and

  •
  factors set forth herein under the caption "Item 1A Risk Factors".

        This above list of factors is not exhaustive but merely illustrative of the many factors that may affect our future performance, financial and competitive position and the accuracy of our forward-looking statements. Accordingly, all forward-looking statements must be evaluated with the understanding of their inherent uncertainty.

Item 1. Business

Overview

        We are a healthcare technology company engaged in developing, manufacturing, marketing and servicing a variety of medical devices, instruments and medical and surgical products for use in the respiratory diagnostics, neurocare, homecare, medical and surgical products markets. We were incorporated in Delaware in August 1995 as a wholly-owned subsidiary of Thermo Electron Corporation ("Thermo Electron" or "former parent company"). Our business was formed from the combination of a number of enterprises separately acquired or originated by Thermo Electron, including Bird Medical Technologies, Inc., Bear Medical Systems, Inc., SensorMedics Corporation, Erich Jaeger GmbH, Nicolet Biomedical, Inc., and Tecomet, Inc. On November 15, 2001 ("Spin-off Date"), as part of its reorganization plan, Thermo Electron spun-off its equity interest in our Company by distribution of a dividend to its stockholders of record as of November 7, 2001. References to our Company for periods before the Spin-off Date are to the combined businesses of our former parent company from which we were formed.

        Previously, our business was organized and operated through the following four reportable segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. During the first quarter of 2005, we changed our reportable segments to reflect how we now manage our business. As a result, Respiratory Technologies and Critical Care operating segments were combined into one operating segment called Respiratory Care. We also split our Medical and Surgical Products operating segment into two separate segments: MedSystems and Orthopedics.

        Currently, our business is organized and operated through four segments:

    Our Respiratory Care group, which develops, manufactures, markets and services products for the diagnosis and treatment of pulmonary and sleep-related disorders, as well as providing products and services to support pharmaceutical companies and clinical research organizations. This group also develops, manufactures, markets and services life support products to treat respiratory insufficiency caused by illness, injury or premature birth.

    Our NeuroCare group, which develops, manufactures, markets and services a comprehensive line of neurodiagnostic, vascular diagnostic and audiology testing systems, as well as providing a complete line of supplies and accessories for those markets.

    Our MedSystems group, which develops, manufactures and markets disposable medical products.

    Our Orthopedics group, which develops manufactures and markets specialty metal components for orthopedic products, medical-imaging equipment, cardio-vascular implants and high precision metal components.

        We market our products in over 100 countries and our customers include hospitals, alternate care sites, home care providers, clinical laboratories, private physicians and original equipment manufacturers. Our global revenues from continuing operations in 2005 totaled $510 million. Revenue, operating income from continuing operations and total assets by segment are set forth in Note 17 to the Consolidated Financial Statements.

Acquisitions Completed During 2005

        On November 2, 2005, we acquired all of the outstanding capital stock of Intermed Precision Limited ("Intermed"), a company based in Ireland that develops and supplies orthopedic instruments, implants and micro-machined components used in minimally invasive surgical devices.

        On June 20, 2005 we acquired all outstanding capital stock of Pulmonetic Systems, Inc. ("Pulmonetics"), a company based in Minneapolis, Minnesota, that designs and manufactures portable, mechanical ventilators for home healthcare.

        On March 16, 2005, we acquired all of the outstanding capital stock of Micro Medical Limited ("Micro Medical"), a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products.

        On March 1, 2005, we acquired the medical division of Oxford Instruments plc ("Oxford Medical"), a business based in the United Kingdom that develops, manufactures, designs and markets medical diagnostic and monitoring products as well as related disposables and accessories, including electromyography ("EMG") equipment and EMG needles and neurological disposables. On June 30,

2005, we completed the sale of the obstetrics and cardiovascular businesses that we acquired in the Oxford Medical transaction.

        On January 18, 2005, we acquired substantially all of the assets of Navion Biomedical Corporation ("Navion"). As a result, we acquired a business that that develops, manufactures and markets a device used to facilitate the placement of peripherally inserted central catheters and central venous catheters.

Our Strategy

        We focus our development and marketing activities on growth segments of the healthcare industry. We seek to capitalize on our research, development and marketing expertise, as well as our relationships with physicians and other medical caregivers in these markets to expand our business into high-value opportunities, including disposables, therapy and service-based products. We have augmented our internal research by acquiring companies with strong research capabilities and in-licensing technologies. In addition to acquisitions and new in-licensing opportunities, we are working to enhance and extend our existing product lines into next-generation products and to develop new products to broaden our existing respiratory diagnostics, neurocare, home care, and medical and surgical product offerings. Products that we introduced or upgraded during 2005 included:

  •
  Enhancements and major new features were launched for our VMAX® Encore ("VMAX") pulmonary function testing product line;

  •
  New and improved LYRA™ Nasal CPAP Interface, a proprietary nasal mask used as part of a continuous positive airway pressure ("CPAP") system for treating sleep apnea;

  •
  Information systems interfaces and enhanced features were launched for the AVEA® intensive care unit ("ICU") mechanical ventilator, including the addition of five languages to target emerging international markets;

  •
  Significant hardware and software enhancements to our VELA® product, including the addition of non-invasive ventilation and improvements to battery functions, and the addition of five languages;

  •
  JLAB 5 software enhancements contributed to the continued success of our MasterScope™ pulmonary function testing product line;

  •
  The launch of a new version of our INFANT FLOW® product, called SiPAP™, that uses bi-level nasal CPAP for the non-invasive treatment of spontaneously breathing infants with hypoxemia;

  •
  NicoletOne™—the sleep and LTM modules were enhanced on this product, in addition to general software enhancements for improved productivity. This product is a multi-modality neurodiagnostic and monitoring system that combines clinical Electroencephalography ("EEG"), Electromyography ("EMG"), Evoked Potential ("EP") and Long-Term Monitoring ("LTM") and Sleep capabilities;

  •
  NicoletOne™ Monitor—received enhancements for further simplification of the software. This product monitors neurological functioning of patients in neonatal ICUs, neurological ICUs or any general acute care setting where neurological deficit or impairment could occur;

  •
  VIASYS Data Exchange Services—updated versions of the NicVue database and V-Link connectivity solutions that provide the ability to seamlessly review, archive, sort and search clinical data from multiple locations. HL7, DICOM and other standard interfaces allow the VIASYS NeureoCare systems (neuro and vascular) to send and receive data from hospital information systems to improve caregiver productivity;

  •
  VikingQuest™, VikingSelect™, and Synergy—all received enhanced software for better workflow. The VikingQuest™ was released with an improved amplifier, allowing for enhanced recording capabilities. These systems are neurodiagnostic monitoring systems that bring together Nerve

    Conduction Studies, EMG, EP, Single Fiber Electromyography, Multiple Modality Programs and Autonomic Nervous System testing capabilities.

  •
  CORTRAK™—a device designed to aid in the placement of enteral feeding tubes.

  •
  NAVIGATOR® BIONAVIGATION® ("NAVIGATOR") system—a device designed to facilitate the correct placement of peripherally inserted central catheters ("PICCs") and central venous catheters ("CVCs").

Principal Businesses and Products

Principal Businesses	Principal Products	Commenced Operations
Respiratory Care
Erich Jaeger	Pulmonary function testing and metabolic equipment; sleep diagnostic and therapy equipment	1954
SensorMedics	Pulmonary function testing and metabolic equipment; sleep diagnostic and therapy equipment	1983
VIASYS Clinical Services	Contract research services used in the investigation of respiratory illness	1998
Micro Medical	Devices used to diagnose and monitor respiratory illnesses; devices for cardiovascular assessment; CO monitors for use in smoking cessation programs and quit smoking campaigns	1983
Bear Medical	Adult, pediatric and infant mechanical ventilators	1972
Bird Medical	Adult, pediatric and infant mechanical ventilators	1954
EME	Infant nasal CPAP	1978
SensorMedics Critical Care	Specialized high-frequency oscillatory ventilators	1983
Pulmonetic Systems	Adult and pediatric home care, transport and sub-acute ventilators	1997
NeuroCare
Grason-Stadler	Hearing screening and diagnostic equipment	1949
Nicolet Biomedical	Neurodiagnostic and monitoring equipment	1967
Nicolet Vascular	Peripheral vascular diagnostic systems, transcranial doppler systems, fetal and vascular small doppler systems	1976
Medsystems
Corpak	Disposable enteral access and airway management devices	1980
Stackhouse	Surgical barrier control systems	1936
Orthopedics
Tecomet	Orthopedic and spinal implants, X-ray grids for mammography, components for left ventricular assist devices and aerospace and industrial products	1964
Intermed	Orthopedic surgical instruments, cardiac device components, and orthopedic implant components	2001

Respiratory Care

        Our Respiratory Care group develops, manufactures, markets and services products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders. These products are used in a variety of settings, from intensive care to homecare, but generally share a common diagnostic focus on breathing and the availability of oxygen throughout the body. We market our respiratory care products throughout the world to a variety of customers including hospitals, clinics, private physicians, and research centers under the brand names Erich Jaeger, Micro Medical, SensorMedics and Pulmonetic Systems.

        Our Respiratory Care group also develops, manufactures, markets and services life support products to treat respiratory insufficiencies caused by illness, injury or premature birth. These products are used in a variety of settings, from intensive care units to homecare. We market these products throughout the world to a variety of customers including hospitals, clinics, private physicians, research centers and original equipment manufacturers under the VIASYS, Bird Products, Bear Medical, EME, Pulmonetic Systems and SensorMedics Critical Care brand names.

        Our Respiratory Care business is comprised of the following product lines:

  •
  Lung function testing, equipment used to diagnose pulmonary disorders;

  •
  Sleep diagnostic and therapeutic, systems for the diagnosis and treatment of sleep-related disorders;

  •
  VIASYS Clinical Services, products and services to support pharmaceutical companies and clinical research organizations;

  •
  Mechanical ventilators, products for patients who need assistance with breathing; and

  •
  Specialty Products, such as specialized ventilators, treatment devices, blenders and monitoring devices.

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

        We market our lung function diagnostic equipment globally under the SensorMedics, Micro Medical and Erich Jaeger brand names. We offer a broad line of pulmonary function testing equipment, from basic spirometry products, which measure the rate and volume of breathing, to complete pulmonary function and metabolic systems, which measure a wide range of heart, lung and metabolic functions. Our principal pulmonary function testing products are:

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

  •
  ORION®, PEGASUS®, Dorado™ and Delphinus™ CPAPs, sleep therapy products with various monitoring capabilities which use a gentle stream of air to encourage a patient's airway to remain open while sleeping; and

  •
  LYRA Nasal CPAP Interface, sleep therapy products that are worn over the nose to allow delivery of mild positive pressure to treat sleep apnea.

        We believe we hold a market leadership position in sleep diagnostics.

VIASYS Clinical Services ("VCS")

        Our clinical services business provides technology and services including VIAPAD™, our proprietary electronic data capture device, to several major pharmaceutical, biotechnology and clinical research organizations. We assist these companies and organizations in the monitoring of subjects in clinical research studies which investigate treatments for respiratory illnesses. VCS provides customers with high quality data during their clinical studies, which can result in the need for fewer patients and accelerated data capture. VCS' competence is true paperless data collection in global clinical trials and reliable data capture with centralized data management and reporting for diagnostic and home monitoring equipment (including electronic diaries).

        We believe the clinical services market offers a significant opportunity for growth within Respiratory Care, as well as in other segments of our Company, such as in our NeuroCare group.

Mechanical Ventilators

        Mechanical ventilators are used by patients who are unable to breathe adequately without assistance due to disease or injury. These devices pump heated, humidified, oxygen-enriched air into the lungs at regulated pressures, volumes and times in order to approximate normal breathing or to modify breathing to treat disorders. They are typically configured either for adult, pediatric or neonatal use and are marketed globally under the BIRD®, BEAR®, EME®, SENSORMEDICS®, PULMONETIC SYSTEMS™ and VIASYS Healthcare® brand names.

        Our principal mechanical ventilators are:

Usage
Product	Home	Institutional	Adult	Pediatric	Neonatal	Portable
AVEA®, a high-end volume/pressure ventilator with extensive monitoring		X	X	X	X
VELA®, a portable volume/pressure ventilator that can be used for invasive and non invasive ventilation		X	X	X		X
TBIRD®, a portable full-feature ventilator that can be used in both hospital and alternative care sites	X	X	X	X		X
Pulmonetic Systems LTV Ventilator, an ultra small, lightweight, battery-powered ventilator that can be used in homecare and for certain types of emergency medical applications	X	X	X	X		X
V.I.P. BIRD ® & BEAR CUB® 750, ventilators for neonatal and pediatric intensive care units		X		X	X

Specialty Products

        In addition, we offer high-frequency oscillatory ventilators ("HFOV"), which are specialized devices designed to provide superior pulmonary gas exchange, while protecting the patient's lungs from damage that may be caused by the cyclic expansion and contraction characteristic of conventional ventilators. Our HFOV products are listed by the U.S. Food and Drug Administration as Class III devices, which require a higher level of "evidence of safety and efficacy" through successful prospective randomized clinical trials, a standard not required of conventional ventilators. Our primary HFOV products, which are marketed under the SensorMedics brand name, are:

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

  •
  ventilator accessories and consumable items; and

  •
  monitoring devices that measure the volume of gas entering and exiting a patient's lungs during mechanical ventilation.

        We believe our respiratory care business is a market leader in both home care and hospital ventilation markets.

NeuroCare

        Our NeuroCare group develops, manufactures, markets and services a comprehensive line of neurological, vascular and audiology diagnostic systems that are used by physicians and medical technologists to assist in the diagnosis and monitoring of neurological, vascular, brain and auditory disorders. We market our portfolio of products globally to a variety of customers under brand names such as Grason-Stadler, Nicolet, TECA, Medelec and Nicolet Vascular. Our NeuroCare business is comprised of the following product lines:

  •
  Electromyography("EMG") and Evoked Potential ("EP"), equipment that measures electrical activity in nerves and muscles, and spinal cord;

  •
  Electroencephalography ("EEG"), equipment that monitors and visually displays the electrical activity generated by nerve cells in the brain;

  •
  Long-Term Monitoring ("LTM"), equipment that enables a physician to assess the frequency and severity of epileptic and non-epileptic seizures over long time periods;

  •
  Audiology, equipment that assesses hearing and balance disorders using a variety of testing techniques and assists in the placement of digital hearing aids and cochlear implants;

  •
  Intra-Operative Monitoring ("IOM') and Transcranial Doppler ("TCD"), products that assist surgeons in preserving the functional integrity of a patient's circulatory and nervous systems during and after complex surgical procedures;

  •
  Physiologic peripheral vascular diagnostics and screening, products that assist healthcare professionals to screen, diagnose, grade and track treatment of peripheral vascular disease;

  •
  Patient Management Software Solutions, systems that communicate to the hospital information system to capture, communicate, archive and summarize patient results for remote viewing, billing and improved productivity; and

  •
  Supplies and Accessories, a full product line of supplies that addresses all of the needs for neurophysiologic, vascular and audiologic monitoring. Includes the TECA™ Elite needles for EMG studies and a large selection of "one use" disposable electrodes.

Electromyography and Evoked Potential

        EMG is the measurement of electrical activity in the nerves and muscles. EP is the monitoring of patient response to stimuli in order to evaluate the condition of specific nerve pathways. Physicians and technicians in the fields of neurology, physical medicine and rehabilitation use EMG and EP data to confirm the diagnosis of various diseases and disorders, including carpal tunnel syndrome, Lou Gehrig's (ALS) disease, multiple sclerosis and spinal cord injury. Our principal EMG and EP diagnostic products are the VikingSelect™, VikingQuest™ and TECA™Synergy and Medelec™.

Electroencephalography

        An EEG is a visual display of electrical activity generated by nerve cells in the brain. Placing electrodes on the scalp allows the brain's activity to be amplified and displayed in rising and falling potentials called brain waves. Traditionally, physicians use EEGs primarily for the diagnosis of epilepsy and the monitoring of surgical and pharmaceutical treatments. Our principal EEG diagnostic product line is the NicoletOne™ system, introduced in mid-2004, which allows screening of brain wave abnormalities. Increasingly, clinicians are monitoring at-risk acute care patients (especially neonatal and neurological patients) to guide therapies and improve outcomes. Our NicotletOne™ Monitor is specifically designed to work in an acute care team setting with its compact size and ease-of-use.

Long-Term Monitoring

        Our epilepsy monitoring system combines EEG data with digital video of a patient to enable a physician to assess the frequency and severity of epileptic and non-epileptic seizures over a multiple day period, i.e., long-term monitoring. Our system helps the physician locate the site of epileptic seizures in the brain for surgical intervention, to determine the proper dosage of drug therapies, or to determine other courses of treatment for a particular patient. Our principal LTM diagnostic product line is the NicoletOne™ system, introduced in mid-2004, and enhanced in mid-2005.

Audiology

        Audiology is the assessment of hearing, auditory performance and balance disorders using a variety of testing techniques, including the evaluation of the function of the ear and the measurement of neural responses to sound. We offer a broad range of audiometric devices for the screening and diagnosis of hearing loss and ear pathology that we market under the brand name Grason-Stadler ("GSI"). Our flagship audiometric product is the GSI AUDERA™ device, which offers a full range of electrophysiological testing including auditory brainstem response, auditory steady-state response and Otoacoustic emission. These measures are critical for the identification of hearing status of infants and young children who cannot participate in behavioral hearing testing. In 2005, we introduced a new platform, the GSI Arrow, which provides a cost effective solution for audiology screening.

Intra-Operative Monitoring and Transcranial Doppler

        Our intra-operative monitoring products assist surgeons in preserving the functional integrity of a patient's circulatory and nervous systems during and after complex surgical procedures, such as vascular reconstruction and tumor removal. NeuroCare's primary products in this area are the ENDEAVOR CR™, a sophisticated intra-operative monitoring system that provides simultaneous EEG, EP and EMG monitoring for use in the operating room and intensive care units, and our Pioneer and Companion Transcranial Doppler systems, which monitor blood flow to the brain in a non-invasive manner.

Physiologic Peripheral Vascular Diagnostics

        Our physiologic testing systems include the VasoGuard™ and MicroLite™, non-invasive products that use a variety of technologies to detect, grade and follow various peripheral vascular diseases. Noninvasive testing is more cost-effective and speeds identification and location of disease thus reducing time spent on other more expensive and invasive tests. In addition, these systems assist in optimizing other therapies, such as medication, surgery or vascular stent placement.

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

Supplies and Accessories

        Along with the extensive portfolio of audio, vascular and neurodiagnostic instruments we now offer a more comprehensive and complementary line of supplies and accessories. In particular, our current line of EMG/IOM needles and probes are widely considered best-in-class.

        We believe we are market leaders in the neurodiagnostic, peripheral vascular diagnostic and audiologist-focused audio diagnostic markets.

MedSystems

        Our MedSystems group develops, manufactures and markets a variety of disposable products for enteral feeding, access location, respiratory therapy and surgical procedure protection. We market our disposable products, such as our feeding tube systems, location devices, disposable airway management devices, medical access systems and surgical barrier control systems, to hospitals and homecare, long-term care and, in some cases, to industrial customers. Our MedSystems business is comprised of the following products:

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

  •
  Access location devices designed to aid in the placement and locate catheters within the body. CORTRAK is designed to aid in the placement of enteral feeding tubes. NAVIGATOR is designed to facilitate the placement of peripherally inserted central catheters (PICCs) and central venous catheters (CVC).

  •
  The CORTRAK system consists of a computer monitor, a receiver unit and a specially designed transmitter stylet. As the feeding tube is advanced, the monitor provides a real time representation of the feeding tube's relative position within the alimentary canal. Feeding tube placements, gastric or small bowel, follow a distinct "track". Any deviation from the expected track can be resolved by the clinician, thus preventing accidental lung placements or coiling tubes in the stomach. Clinical studies indicate an extremely high rate of successful bedside placement of small bowel feeding tubes on the first attempt.

  •
  PICCs allow clinicians to deliver intravenous fluids, medications, and nutrition directly into the blood stream providing faster dissemination throughout the body, especially the heart. Since PICCs are currently placed without the assistance of a guiding device, their placement must be verified by x-ray. PICC lines frequently need to be repositioned before proceeding with the administration of the drug or nutrition therapy. Repositioning and the additional confirmatory x-rays add significant cost to patient care and increase the time the patient is without the therapy. The NAVIGATOR system permits bedside determination of the position and direction of the catheter tip and eliminates the need for repositioning and additional confirmatory x-rays.

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

Orthopedics

        Our Orthopedics group designs, develops, and manufactures orthopedic implants and related instruments for orthopedic device manufacturers in the United States, Europe and Japan. Additionally we engage in the manufacture of cardio vascular components for artificial hearts; we manufacture, using photo chemical etch technology, mammography grids; and manufacture and assemble a variety of complex aerospace products for the communications, weapons and government space agencies. These products are produced in our manufacturing facilities in the United States and Ireland. The United States operations are ISO 13485 qualified as well as FDA registered. Our customers market and distribute our products globally.

        Our new product development services provide our customers with the ability to design for manufacturability low cost implants that are easily transferred to commercial production and meet product launch dates. The principal markets served for medical implants and related medical device uses include orthopedic surgical implants, spinal implants, neuro-crania-maxillofacial mesh, surface textures for implants, left ventricular assist devices, and medical imaging. In November 2005, we acquired Intermed Precision Limited, a manufacturer of orthopedic implants and instruments based in Ireland.

        The primary products manufactured by our Orthopedics group are as follows:

  •
  Orthopedic surgical implant components are used in reconstructive knee and hip surgery. We also provide trauma plates as well as spinal implants. Neuro-crania-maxillofacial mesh is also manufactured to customer's specifications within a quick turn cycle, and dock to stock services can also be provided;

  •
  Key components for a left ventricular assist device, which are used to bridge the gap to heart in transplant patients in cardio-vascular surgery;

  •
  Medical imaging components that reduce X-ray scatter, which allow for high-resolution images in mammography and early detection of tumors; and

  •
  Aerospace and industrial products which are used by our customer's vast products ranging from defense, nuclear, communications, other medical devices, and other industrial uses.

VIASYS Customer Care

        VIASYS Customer Care provides warranty, technical support and long-term service contract options for our products. In addition, our customer care professionals provide the training, installation, contract administration, parts and product upgrades to support both our direct customers and our worldwide distributor network. As of December 31, 2005, we provided these services through an organization of approximately 330 experienced biomedical engineers and technicians.

        VIASYS Customer Care, in conjunction with our research and development organization, is currently working on enhancing the level of service through the introduction of remote monitoring of selected VIASYS devices. We expect this enhancement to begin to be offered in 2006.

New Products, Research and Development

        We seek to combine research and development spending with our significant knowledge base and key industry relationships to develop a pipeline of new products. We have a very active product development portfolio that is now substantially more productive than past efforts due to the introduction of a disciplined process for managing research and development throughout the Company in 2005. All projects are closely monitored through each step of development and the basic assumptions about the market, costs and competition are systematically reviewed to continually validate the viability of the project.

        Research and development expenses totaled $32.3 million (6.3% of revenues), $23.5 million (6.0% of revenues) and $26.5 million (6.7% of revenues) in 2005, 2004, and 2003, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products. Our principal products currently under development are described below.

        Our Respiratory Care Group has broad initiatives to continue the growth of VCS and our clinical services business; improve our sleep diagnostic and therapy franchise; and develop applications for nitric oxide, a therapeutic gas with broad clinical efficacy. VCS leverages our competencies in respiratory medicine, pulmonary mechanics and telemedicine to assist in the management of pharmaceutical trials. We are in the process of developing both software and hardware engineering capabilities to the group in an attempt to improve our value to the pharmaceutical and biotechnology industries and assist them in bringing better documented and better understood products to market faster than in the past. We continue to conduct research into potentially significant areas for utilization of nitric oxide. While we are in the early phases, clinical results on a relatively small number of patients have been promising and we intend to increase our focus in this area.

        Our Respiratory Care Group introduced new JLab 5 software for the well-established Erich Jaeger MasterScreen product line as well as adding the new MasterScope Body and MasterScope PFT to expand the product line and offer key functionality on a value-oriented configuration.

        VMAX Encore builds on the established VMAX and SensorMedics brands in the United States. VMAX and MasterScreen are two competitive but highly complementary product lines that have given VIASYS market leadership in both the U.S. and Europe. Technical leadership is a critical success factor in this market. To maintain market leadership, VIASYS research and development efforts continue for this series of products.

        SomnoStar software and firmware improvements were completed in 2005. Further sleep diagnostics product enhancements will continue in 2006 to add improved networking capability and comprehensive productivity tools. These research and development projects will ensure the SomnoStar remains at the forefront of technical leadership in respiratory sleep diagnostics. A new sleep amplifier platform developed by our NeuroCare Group will become the next generation amplifier for the SomnoStar. In addition to the Lyra Mask, our Respiratory Care Group is preparing to launch a more comprehensive CPAP mask line in 2006.

        Our Respiratory Care Group is working on a number of initiatives to enhance and expand the capabilities of our flagship mechanical ventilator platforms, AVEA and VELA. We will continue to develop these product platforms as long term projects. We are also expanding the use of Heliox medical gas on our AVEA ventilator. AVEA is the only comprehensive, full-featured ventilator approved for use with Heliox gas in the United States. Heliox is a mixture of medical grade air and helium and its lighter than air qualities make the work of breathing easier for patients with obstructive breathing disorders such as asthma or COPD. In 2005, we continued the introduction of SiPAP, the next generation of our patented INFANT FLOW noninvasive ventilation product.

        Our NeuroCare Group launched a number of products in 2005 to complement its extensive product portfolio. A next generation LTM (long term EEG monitoring) package for the NicoletOne neurodiagnostic workstation was introduced bringing a common, simplified user interface across the long term monitoring, sleep, clinical EEG and ICU monitoring environments. The new LTM system also includes improved signal amplifiers, off-the-shelf inter-device cabling, and full NicVue patient information management compatible services along with a variety of other customer convenience and product extensibility improvements. The Arrow, a new compact, lightweight Audiometer was introduced as a broadening of the audio diagnostic and screening product line. In addition, the Audera system was enhanced to include a DPOAE (Distortion Product Otoacoustic Emissions) test capability, employing a harmonic sound to help diagnose cochlear-based hearing disorders. Language variants were added to the VikingSelect EMG system, NicoletOne line of neuro products, the NicVue patient information management system, and the Companion/Pioneer vascular diagnostics products to present the appropriate native language to a larger base of customers. The new Elite disposable concentric EMG needle was released, providing enriched signal quality and optimal sharpness for improved patient comfort. Finally, HIPAA compliance was in the forefront of all 2005 product developments.

        Our MedSystems Group has recently launched products to establish a new market based on technologies that determine the position of catheters placed into the body such as feeding tubes and central venous catheters. Generally, these catheters are placed "blindly" at the bedside and position is confirmed by x-ray. Significant healthcare costs are incurred to reposition these catheters to the optimal position within the body. These new "medical access location" technologies will drastically reduce the time and dollars spent on repositioning these catheters, reduce patient exposure to x-rays, and improve patient safety and outcomes. Further development and product line additions are planned in this area. MedSystems also expects to introduce several products to revitalize our barrier protection systems, including a new helmet system for protecting physicians and patients in the surgical suite.

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

  •
  criminal prosecution.

        Further, if our suppliers or companies to which we supply products do not meet their regulatory requirements, we could also be materially adversely affected.

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

  •
  Premarket clearance pursuant to section 510(k) of the Federal Food, Drug and Cosmetic Act. Generally speaking, 510(k) premarket clearance requires that an applicant submit information which establishes that a proposed device is substantially equivalent to a legally marketed device. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness or constitute a major change in the intended use of the device require new 510(k) clearances. We believe that it now usually takes from approximately three to six months from the date of submission to obtain 510(k) clearance, although it can take substantially longer, depending on the device and its proposed use.

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

        If human clinical trials of a device are required, whether to support a 510(k) or a PMA application, the sponsor of the trial, which is usually the manufacturer or the distributor of the device, must have an investigational device exemption ("IDE"), before beginning human clinical trials. If a device presents a significant risk to the patient, the FDA must approve the sponsor's IDE application before the clinical trial may start. An IDE application for a significant risk device must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRB"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin a clinical trial after obtaining approval for the study by the IRB at each clinical site without the need for FDA approval of an IDE application.

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

        A medical device may only be marketed in the European Union ("EU") if it complies with the Medical Devices Directive ("MDD") and bears the CE mark as evidence of that compliance. To achieve this, the medical devices in question must meet the "essential requirements" defined under the MDD relating to safety and performance and we, as manufacturer of the devices, must undergo a verification of our regulatory compliance by a third-party standards certification provider, a so-called

"Notified Body". The nature of the assessment depends upon the regulatory class of products concerned, which in turn determines the precise form of testing undertaken by the Notified Body. Similar to the system in the United States, medical devices in the EU are classified according to the risks posed by their use, with Class I being low risk devices, Class IIa being medium risk devices, Class IIb being medium/high risk devices and Class III being high risk devices. Our devices fall into the medium and high risk categories and as such require a higher level of regulatory assessment. As of December 31, 2005, our key respiratory care and neurocare products bore the CE mark.

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

Competition

        The respiratory care, neurocare, medsystems, and orthopedics markets are highly competitive. We compete with many companies ranging from small start-up enterprises to companies that are larger and more established than us, with access to significant financial resources and greater name recognition, research and development experience and regulatory, manufacturing, and marketing capabilities. We believe that we compete in each of our markets primarily on the basis of reputation, product reliability and performance, product features and benefits, price and post-sale service and support.

        Our Respiratory Care business competes with products from firms such as Maquet AG, Dräger Medical AG, General Electric Company, Tyco Healthcare Group, Ferraris Group PLC and Respironics, Inc. The principal competitors of our NeuroCare segment include Bio-logic Systems Corporation, Nihon Kohden Corporation and XLTEK (Excel Tech Ltd). The principal competitors of our MedSystems segment include the Ross Products Division of Abbott Laboratories, Tyco Healthcare Group, Vital Signs, Inc., The Dow Chemical Company and J. P. Stevens Company. The principal competitors of our Orthopedics segment include Symmetry and Accelent.

Employees

        As of December 31, 2005, we had approximately 2,302 full-time employees, of which approximately 1,628 were employed in the United States. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Some of our international employees are represented by either a labor union or a statutory work council arrangement. In countries with labor unions or work councils, our ability to reduce our workforce or wage rates is subject to agreement or consultation with the appropriate labor union or works council. We consider our employee relations to be good.

Available Information

        Our website address is www.viasyshealthcare.com. Through a link on the Investors Section of our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, and our proxy statements as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. Our Code of Business Conduct and Ethics for Directors, Code of Conduct, Corporate Governance Guidelines and the charters of the Audit Committee, Compensation Committee and Nominating and Governance Committee of our Board of Directors are also available on the Investor Section of our website. Additionally, printed copies of these documents may be obtained, without charge, by calling our Investor Relations Department at (610) 862-0799 or by contacting: Investor Relations, VIASYS Healthcare Inc., 227 Washington Street, Suite 200, Conshohocken, PA 19428. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

Item 1A. Risk Factors

Demand for some of our products depends on the capital spending policies of our customers and on government funding policies. Changes in these policies could negatively affect our business.

        A majority of our customers are hospitals. We also sell to laboratories, universities, healthcare providers and public and private research institutions. Many factors, including public policy spending provisions, available resources and economic cycles have a significant effect on the capital spending policies of these entities. These factors can have a significant effect on the demand for our products which would have an adverse effect on our results of operations. For example, a reduction in funding to major government research supported agencies, such as the National Institutes of Health or the National Science Foundation, could materially adversely affect sales of our sleep diagnostic testing equipment.

We depend on third-party reimbursement to our customers for market acceptance of our products. Our profitability would suffer if third-party payors failed to provide appropriate levels of reimbursement for the purchase or use of our products or if any governmental or third-party payor were to issue an adverse determination or restrictive coverage policy.

        Sales of medical products largely depend on the reimbursement of patients' medical expenses by government healthcare programs and private health insurers. The cost of some of our products is substantial. Without both favorable coverage determinations by, and the financial support of, government and third-party insurers, the market for some of our products could be limited.

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

        Third-party payors emphasize managed care, leading to the use of cost-effective medical devices by healthcare providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical products suppliers.

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

We may need additional capital to sustain and expand our business, including acquisitions and the development of new products.

        As of December 31, 2005, we had cash and cash equivalents of $19.5 million and a $150.0 million revolving credit facility under which we have $70.2 million outstanding, which includes $2.7 million of outstanding standby letters of credit, and of which $79.8 million was available for borrowing. The revolving credit facility can be increased to $200.0 million at our request. Both cash and the credit facility may be used to fund the expansion of our business, either through acquisitions or development of new products. Our ability to access the credit facility is dependent on complying with the debt covenants that are part of that agreement. These covenants include a maximum leverage ratio of debt to earnings before interest, taxes and depreciation and amortization ("EBITDA") of 3.0, a minimum ratio of EBITDA to interest expense of 4.0, minimum stockholders' equity and maximum annual capital expenditures of $30 million or 5% of the Company's consolidated net assets. While we were in compliance with the debt covenants in the Facility at December 31, 2005 and expect to be able to meet these requirements in the future, failure to satisfy any of the conditions would require us to renegotiate the facility on terms that may not be favorable or could require us to repay any outstanding balance. While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful that the new credit would be on terms that would be attractive to us in financing our business plans. The credit facility is due to expire on May 3, 2010.

        In addition, we may need to seek capital beyond that available. Adequate funds for these purposes on terms favorable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed and, if consummated, may result in significant dilution to existing stockholders. If we are unable to secure additional funding when required, we may be required to delay, scale back, and/or abandon some or all of our product development programs or proposed acquisitions.

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

        VIASYS and its former parent company have paid substantial premiums over the fair value of the net assets of some of the companies that comprise our business. We have acquired significant intangible assets, including approximately $261.9 million of cost in excess of net assets of acquired companies, or goodwill, recorded on our balance sheet as of December 31, 2005. This represents approximately 40% of our total assets as of that date. Our ability to realize the value of this asset will depend on future cash flows of the acquired businesses. Cash flow, in turn, depends on how well we have identified these acquired businesses as desirable acquisition candidates and how well we can integrate these acquired businesses.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

        As a part of our strategy to grow our business, we seek to make strategic acquisitions of, or significant investments in, complementary companies, products or technologies, although no significant acquisition or investments are currently pending. We may not be successful in the future in identifying companies that meet out acquisition criteria. The failure to identify such companies may limit the rate at which we are able to grow our business. Furthermore, any future acquisitions that we do undertake could be accompanied by risks such as:

  •
  Difficulties in integrating the operations and personnel of acquired companies;

  •
  Diversion of our management's attention from ongoing business concerns;

  •
  Our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

  •
  Additional expense associated with amortization of acquired assets;

  •
  Maintenance of uniform standards, controls, procedures and policies; and

  •
  Impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

        We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business.

The complexity presented by international operations could have a material adverse effect on our business.

        International revenues account for a substantial portion of our revenues. International revenues from continuing operations, including export revenues from the United States, accounted for 43% of our total revenues in 2005 and 44% of our total revenues in 2004. While we plan to continue expanding our presence in international markets, our international operations present a number of risks, including the following:

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

  •
  Fluctuations in currency exchange rates have occasionally forced us to lower our prices, thereby reducing our margins for some of our respiratory and neurodiagnostic products.

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

We are involved on an ongoing basis in claims and lawsuits relating to our operations, including product liability, patent infringement, employment, business practices, commercial transactions, environmental and other matters.

        We are involved in the design, manufacture and sale of health care products, which face an inherent risk of exposure to product liability claims if our products are alleged to have caused injury or are found to be unsuitable for their intended use. Any such claims could negatively impact the sales of products that are the subject of such claims or other products. Currently, we are a party to claims and lawsuits alleging that our products have caused injury or death or are otherwise unsuitable. Moreover, we are involved in litigation relating to patent infringement, employment, business practices, commercial transactions, environmental and other matters.

        In addition, when we enter into new markets or launch new products, we may face litigation related to our new products and/or instituted by our competitors in the new markets.

        The ultimate outcome of these lawsuits cannot be predicted with certainty. Any litigation or claims against us, whether or not valid, could result in substantial costs, place a significant strain on our financial resources, divert management resources and harm our reputation. While we maintain insurance to limit our exposure to such claims, awards of substantial damages in connection with such claims could have a material adverse impact on our operating results and financial conditions.

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

        We have undertaken a substantial internal development strategy under which we anticipate developing a number of therapy and service-based products. This strategy represents a departure from our traditional business model and we may not have sufficient expertise and experience necessary to successfully implement this new strategy and develop these new products. Furthermore, the successful development and commercialization of these new products will depend upon our ability to obtain regulatory approvals, as discussed above. If we are unable to obtain these regulatory approvals, we will be unable to market and sell our products, which will negatively affect our business. Even if we are able to obtain regulatory approval for our products we may have difficulty in bringing these products to market. In addition, once our new products are brought to market, their shipment may be delayed or the products may have to be discontinued based on design, mechanical, software, regulatory or other issues. Finally, we may face competition from other companies who may have a well-established presence in the new market or a strong intellectual property position. These matters may materially adversely affect our business and reputation and may make us unable to develop and/or commercialize new products in a successful manner.

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

We are dependent on our key executives and technical staff, and the loss of key personnel or the failure to attract additional qualified personnel could harm our business.

        Our business is highly dependent on our key executives and technical staff. The loss of key personnel or the failure to recruit necessary additional or replacement personnel will likely impede the achievement of our business objectives. There is intense competition for qualified personnel our industry, and there can be no assurances that we will be able to attract and retain the qualified personnel necessary for the growth of our business.

Anti-takeover provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws, and certain provisions of Delaware law could prevent or delay transactions that our stockholders may favor.

        Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. For example, these provisions:

  •
  authorize the issuance of "blank check" preferred stock without any need for action by stockholders;

  •
  provide for a classified Board of Directors with staggered three-year terms (however, our Board of Directors has submitted a proposal to amend our Amended and Restated Certificate of Incorporation to eliminate the classification of the Board of Directors for stockholder approval during our 2006 Annual Meeting of Stockholders);

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

        As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of us.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        The following is a summary of the properties we owned or leased at December 31, 2005:

Location	Leased/ Owned	Purpose	Business Segment
Palm Springs, CA	Owned	Manufacturing, warehousing and research and development	Respiratory Care
Yorba Linda, CA	Leased	Research and development, sales and administration	Respiratory Care
Palm Springs, CA	Leased	Warehousing facility	Respiratory Care
Coleton, CA	Leased	Research and development	Respiratory Care
Minneapolis, MN	Leased	Manufacturing, sales and administration	Respiratory Care
Hoechberg, Germany	Leased	Manufacturing, warehousing, research and development, sales and administration	Respiratory Care
Bilthoven, the Netherlands	Leased	Sales office	Respiratory Care
Paris, France	Leased	Sales office	Respiratory Care
Brighton, United Kingdom	Leased	Property is vacant	Respiratory Care
Coventry, United Kingdom	Leased	Subleased to a third-party tenant	Respiratory Care
Market Harborough, United Kingdom	Leased	Subleased to a third-party tenant	Respiratory Care
Chatham, United Kingdom	Owned	Manufacturing, warehousing, distribution, research & development, sales and administration	Respiratory Care
Hamburg, Germany	Leased	Warehousing, sales and administration	Respiratory Care
Madison, WI	Leased	Manufacturing, research and development, sales and administration	NeuroCare
Fitchburg, WI	Leased	Manufacturing and research and development	NeuroCare
Fitchburg, WI	Leased	Warehousing facility	NeuroCare
Golden, CO	Leased	Sales and administration	NeuroCare
Hawthorne, NY	Leased	Sales office	NeuroCare
Reykjavik, Iceland	Leased	Research and development and administration	NeuroCare
Bristol, United Kingdom	Leased	Research and development	NeuroCare
Old Woking, United Kingdom	Owned	Manufacturing facility	NeuroCare
Old Woking, United Kingdom	Leased	Manufacturing, distribution, sales and administration	NeuroCare
Warwick, United Kingdom	Leased	Sales, administration and warehousing	NeuroCare
Milan, Italy	Leased	Sales office and warehousing	NeuroCare
Madrid, Spain	Leased	Sales office and warehousing	NeuroCare
Gorichem, the Netherlands	Leased	Sales and administration	NeuroCare
Osaka, Japan	Leased	Sales and administration	NeuroCare
Tokyo, Japan	Leased	Sales and administration	NeuroCare
Wheeling, IL	Leased	Manufacturing, research and development, sales and administration	MedSystems
Woburn, MA	Leased	Manufacturing, research and development and sales	Orthopedics
Woburn, MA	Leased	Manufacturing	Orthopedics
Wilmington, MA	Owned	Manufacturing and administration	Orthopedics
Gort, Ireland	Leased	Manufacturing, sales and administration	Orthopedics
Ornamore, Ireland	Leased	Subleased to a third-party tenant	Orthopedics
Conshohocken, PA	Leased	Executive offices	Corporate

        In connection with our acquisition of EME in 2002, we developed a plan to close our facilities located in Brighton, United Kingdom. The remaining lease expires in April 2007.

        As a result of our restructuring activities, there are a number of properties that are leased by us that we do not use or occupy at this time. These vacant properties include a facility located in Coventry, United Kingdom, and a facility located in Market Harborough, United Kingdom. These leases expire in September 2010 and December 2014, respectively, and are currently being subleased to third-parties.

        In the first quarter of 2005, all manufacturing operations previously performed in the Company's leased facility in Yorba Linda, California, were relocated to the Company's owned facility in Palm Springs, California. In the first quarter of 2005, all sales and administration functions previously conducted in the Company's owned facility in Palm Springs and the leased facility in Yorba Linda were relocated to a newly leased facility in Yorba Linda, California.

        We believe our facilities are in good condition, are suitable and adequate to accommodate our needs for the foreseeable future, and are, with minor exceptions as described above, fully utilized and operating at normal capacity.

Item 3.    Legal Proceedings

        The Company believes that there are no material pending legal proceedings or threatened claims to which the Company or any of its subsidiaries is a party or of which any of our properties are subject. However, from time to time the Company faces litigation exposure for existing and potential claims. These claims primarily relate to intellectual property matters, the manufacture and sale of medical devices, disputes with our distributors and employment matters.

        The Company is subject to litigation in connection with the Company's ventilation business, which is focused on providing care to critically ill patients. As of December 31, 2005, Pulmonetics, a subsidiary of the Company acquired in 2005, had four product liability cases outstanding related to its ventilator products, and the Company's remaining ventilator business had three product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies will compensate its exposure in connection with these product liability cases, subject to applicable deductibles and policy limitations. In addition, the Company believes that it will be indemnified for its exposure in connection with the cases against Pulmonetics under the Company's acquisition agreement related to the acquisition of Pulmonetics, subject to applicable deductibles and limitations contained in such agreement.

        Tecomet Inc ("Tecomet"), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. ("S&N") that S&N may file a claim against Tecomet for indemnity and/or contribution in connection with more than 750 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N. At this stage, it is not possible to predict the likelihood or amount of any liability on the part of Tecomet nor the amount, if any, that would be covered under the Company's product liability insurance policies. If a suit is filed against Tecomet, Tecomet intends to defend it vigorously. In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. These three cases were later dismissed without prejudice. In 2005, Tecomet was named as a defendant in a lawsuit in Oklahoma, which was brought by a plaintiff alleging facts similar to those raised in the three cases that were filed in Texas. The Company believes that the amount of damages sought in the pending case would not be material to the Company's consolidated financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2005.

Item 4A.    Executive Officers of the Registrant

        The following is a list or our executive officers, their ages and positions as of March 10, 2006:

Name	Age	Positions and Offices Presently Held
Randy H. Thurman	56	Chairman, President and Chief Executive Officer
Matthew M. Bennett	34	Executive Vice President, Legal and Business Development
Lori J. Cross	45	Executive Vice President and Group President, NeuroCare
Martin P. Galvan	53	Executive Vice President, Chief Financial Officer and Investor Relations
John F. Imperato	48	Senior Vice President, Business Operations
Thomas I. Kuhn	52	Senior Vice President and Group President, MedSystems
Gregory G. Martin	50	Group President, Customer Care and Information Technology
Giulio A. Perillo	59	Senior Vice President and Group President, Orthopedics
Edward Pulwer	59	Executive Vice President and Group President, Respiratory Care
Scott Hurley	47	Vice President and Corporate Controller
Wesley N. Riemer	48	Vice President and Corporate Treasurer

        Set forth below are biographical summaries, including positions and offices held during the past five years, of our executive officers as of March 10, 2006. There are no family relationships among the executive officers. The executive officers are elected or appointed by the Board of Directors of the Company or by an appropriate subsidiary board of directors to serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Randy H. Thurman; Chairman, President and Chief Executive Officer

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

Matthew M. Bennett; Executive Vice President, Legal and Business Development

        Mr. Bennett joined VIASYS Healthcare Inc. in October 2003 as Corporate Vice President and General Counsel. In September 2004, he was named Senior Vice President, General Counsel and Business Development, and in January 2006 he was named Executive Vice President, General Counsel and Business Development. Mr. Bennett previously represented VIASYS Healthcare Inc. since its spin-off in 2001 as the company's outside counsel at Morgan, Lewis and Bockius LLP. Before Morgan Lewis, Mr. Bennett was a defense attorney at Stradley Ronon Stevens & Young LLP and a clerk for the Superior Court of New Jersey.

Lori J. Cross; Executive Vice President and Group President, NeuroCare

        Ms. Cross has served as Executive Vice President and Group President, NeuroCare since January 2006. From November 2004 to January 2006, Ms. Cross served as Group President, NeuroCare. Ms. Cross joined the Company from General Electric-Datex-Ohmeda, Inc. where from 1998 to November 2003 she was President of Datex-Ohmeda U.S., responsible for the Anesthesia and Drug Delivery and Ventilation business areas and the U.S. Anesthesia Care selling organization. From 1997 to 1998, Ms. Cross was General Manager, Global Information Solutions Business of Datex-Engstrom in Karlsruhe, Germany. Prior to 1997, Ms. Cross held various positions with Smith & Nephew Dyonics, Inc. and Baxter Edwards, Inc.

Martin P. Galvan; Executive Vice President, Chief Financial Officer and Investor Relations

        Mr. Galvan has served as Executive Vice President, Chief Financial Officer and Investor Relations since January 2006. From June 2001 to January 2006, Mr. Galvan served as Senior Vice President, Chief Financial Officer, Director of Investor Relations. From June 2001 to October 2003, Mr. Galvan was also Secretary. Prior to joining the Company, from 1999 to 2001, Mr. Galvan was Chief Financial Officer of Rodel, Inc. From 1979 to 1998, Mr. Galvan held several positions with Rhone-Poulenc Rorer Pharmaceuticals, Inc., including Vice President, Finance Worldwide; President & General Manager, RPR Mexico & Central America; Vice President, Finance, Europe/Asia Pacific and Chief Financial Officer, United Kingdom & Ireland.

John Imperato; Senior Vice President, Business Operations

        Mr. Imperato has served as Senior Vice President, Business Operations since January 2006. From October 2001 to January 2006, Mr. Imperato served as Corporate Vice President, Finance. Prior to joining the Company, from 2000 to 2001, Mr. Imperato was Chief Financial Officer of Auxilium A2, Inc., a start-up pharmaceutical company engaged in development and marketing of ethical pharmaceutical products. From 1999 to 2000, Mr. Imperato was Chief Financial Officer of Omnicare Clinical Services, Inc., a contract research organization. From 1984 to 1998, Mr. Imperato held several positions with Rhone-Poulenc Rorer Pharmaceuticals, Inc., including Vice President, Finance, Worldwide Industrial Operations.

Thomas I. Kuhn; Senior Vice President and Group President, MedSystems

        Mr. Kuhn has served as Vice President and Group President, MedSystems since January 2006. Mr. Kuhn served as Group President, MedSystems from 2002 to January 2006. Mr. Kuhn served as President of Corpak from 1992 to 2002. From 1983 to 1992, Mr. Kuhn held the following positions at Corpak: Senior Vice President from 1989 to 1992, Vice President, Operations from 1987 to 1989, Vice President Finance and Administration from 1985 to 1987 and Controller from 1983 to 1985.

Gregory G. Martin; Group President, Customer Care and Information Technology

        Mr. Martin has served as Group President, Customer Care and Information Technology since January 2006. From November 2003 to January 2006, Mr. Martin served as Division President, Customer Care. Prior to joining the Company, from 1997 to November 2003, Mr. Martin held the following positions with DecisionOne: Senior Vice President, Field Operations from November 1999 to November 2003, Senior Vice President, Major Account Operations fro DecisionOne's top 200 Customers from January 1999 to November 1999, and Vice President and General Manager of DecisionOne Canada from 1997 to January 1999.

Giulio A. Perillo; Senior Vice President and Group President, Orthopedics

        Mr. Perillo has served as Senior Vice President and Group President, Orthopedics since January 2006. From September 2004 to January 2006 Mr. Perillo served as Group President, VIASYS Orthopedics. Mr. Perillo served as Group President, Operations and Corporate Quality from October 2003 to September 2004 and Corporate Vice President, Operations Management and Systems from March 2003 to October 2003. Prior to joining the Company, Mr. Perillo worked for Cardinal Health, Inc. as Vice President and General Manager of Cardinal Health's contract pharmaceutical and development business. From 1998 to 2000, Mr. Perillo was President of Omnicare Pharmaceutics, Inc. From 1997 to 1998, Mr. Perillo was President and Chief Operating Officer of USA Detergents, Inc. From 1994 to 1997, Mr. Perillo was Vice President and General Manager of Centeon Bio-Services, Inc., a global plasma collection company. From 1990 to 1994, Mr. Perillo was Vice President, Worldwide Manufacturing of Rhone-Poulenc Rorer Pharmaceuticals, Inc.

Edward Pulwer; Executive Vice President and Group President, Respiratory Care

        Mr. Pulwer has served as Executive Vice President and Group President, Respiratory Care since July 2004. Mr. Pulwer served as Group President, Critical Care from November 2002 to July 2004, Group President, Respiratory Technologies from July 2001 to November 2002, General Manager of SensorMedics from 1999 to July 2001 and Vice President of Sales of SensorMedics from 1996 to 1999. Mr. Pulwer held various sales and marketing positions at SensorMedics from 1983 to 1996. Prior to joining the Company, from 1977 to 1983, Mr. Pulwer was Group Product Manager for Respiratory Care Products of American Hospital Supply Corporation—Scientific Products Division, which is currently a division of Cardinal Health, Inc.

Scott Hurley; Vice President and Corporate Controller

        Mr. Hurley has served as Vice President and Corporate Controller since April 2005. Prior to joining the Company, from January 2004 to April 2005, Mr. Hurley was Vice President, Corporate Controller and Treasurer of Incyte Corporation, a Wilmington, Delaware based company involved in the discovery and development of oral compounds for the treatment of HIV, inflammation, cancer and diabetes. From 1998 to 2003, Mr. Hurley served as Corporate Controller and Executive Officer of Arrow International, Inc., a company that develops, manufacturers and markets catheters and related products for critical and cardiac care. From 1993 to 1998, Mr. Hurley served as Director of Finance, Worldwide Industrial Operations Division of Rhone-Poulenc Rorer Pharmaceuticals, Inc.

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

	High	Low
Fiscal Year Ended December 31, 2005
Quarter ended April 2, 2005	$21.00	$17.00
Quarter ended July 2, 2005	$23.35	$18.79
Quarter ended October 1, 2005	$26.93	$22.50
Quarter ended December 31, 2005	$28.56	$22.90
Fiscal Year Ended January 1, 2005
Quarter ended April 3, 2004	$24.80	$20.38
Quarter ended July 3, 2004	$24.00	$19.00
Quarter ended October 2, 2004	$20.11	$13.88
Quarter ended January 1, 2005	$19.40	$16.76

        On March 10, 2006, there were approximately 6,610 holders of record of our common stock. On March 10, 2006, the closing price of our common stock on the NYSE was $29.09.

        Since becoming a publicly traded company in November 2001, we have not paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain any current and future earnings to finance the growth and development of our business. Further, our senior revolving credit facility contains provisions that limit the amount of cash dividends that can be paid.

Item 6.  Selected Financial Data

        The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, and the consolidated balance sheet data as of December 31, 2005 and January 1, 2005, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 28, 2002 and December 29, 2001 and the consolidated balance sheet data as of January 3, 2004, December 28, 2002 and December 29, 2001 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Year Ended
	Dec. 31, 2005	Jan. 1, 2005(1)	Jan. 3, 2004(2)	Dec. 28, 2002(3)	Dec. 29, 2001(3)(4)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues	$509,974	$393,202	$394,947	$342,452	$322,503
Cost of Revenues	268,858	218,870	212,787	181,625	169,799

Gross Margin	241,116	174,332	182,160	160,827	152,704
Operating Expenses:
Selling, general and administrative expense	164,592	124,847	112,856	95,384	93,116
Research and development expense	32,283	23,452	26,455	26,459	29,116
Restructuring charges	4,573	9,044	1,797	5,731	5,748
Purchased in-process research and development	34,909	386	—	900	—
Legal settlement	—	(6,000)	—	—	—

Total operating expenses	236,357	151,729	141,108	128,474	127,980

Operating Income	4,759	22,603	41,052	32,353	24,724
Other Income (Expense), net	(1,522)	908	(1,908)	(2,020)	(1,742)

Income from Continuing Operations Before Income Taxes	3,237	23,511	39,144	30,333	22,982
Provision for Income Taxes	(13,542)	(8,475)	(13,306)	(11,485)	(9,751)

Income (Loss) from Continuing Operations	(10,305)	15,036	25,838	18,848	13,231
Income (Loss) from Discontinued Operations (net of income tax expense (benefit) of $296, ($128), ($665), ($7,821), and $2,006	536	(205)	(4,252)	(13,524)	3,031

Net Income (Loss)	$(9,769)	$14,831	$21,586	$5,324	$16,262

Earnings (Loss) per Share:
Basic:
Continuing Operations	$(.33)	$.49	$.91	$.72	$.51
Discontinued Operations	.02	(.01)	(.15)	(.52)	.12

	$(.31)	$.48	$.76	$.20	$.63

Diluted:
Continuing Operations	$(.33)	$.48	$.89	$.71	$.51
Discontinued Operations	.02	(.01)	(.14)	(.51)	.11

	$(.31)	$.47	$.75	$.20	$.62

Weighted Average Shares Outstanding:
Basic	31,430	30,809	28,284	26,080	26,002

Diluted	31,430	31,403	28,905	26,603	26,076

Consolidated Balance Sheet Data:
Total Assets	$648,587	$547,836	$504,325	$441,500	$405,153
Long-Term Debt Obligations	37,100	—	—	—	—
Other Financial Data:
Cash Dividends Declared Per Common Share	—	—	—	—	—

(1)
In the second quarter of fiscal 2004, the Company settled its litigation with INO Therapeutics, LLC and received a payment of $6,000,000 in connection with the dismissal of the litigation (See Note 15 of our Consolidated Financial Statements).

(2)
In June 2003, we issued 3,450,000 shares of common stock in a follow-on public offering. The net proceeds generated by the offering were $62,689,000.

(3)
The results of operation data for the years ended December 31, 2005, January 1, 2005, January 3, 2004, December 28, 2002 and December 29, 2001 have been adjusted to reflect certain businesses as discontinued operations (See Note 14 of our Consolidated Financial Statements).

(4)
We adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No.142"), effective December 30, 2001. In connection with adopting SFAS No. 142, we no longer amortize goodwill or intangible assets with indefinite lives. Amortization of these assets for the year ended December 29, 2001 was $4,114,000, net of tax.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Results for the Year Ended December 31, 2005 to the Year Ended January 1, 2005

        In order to more fully understand the comparison of the results of operations for the year ended December 31, 2005 as compared to the year ended January 1, 2005, it is important to note the following significant changes in our operations that occurred in 2005 and 2004:

  •
  Effective November 2, 2005, we acquired all of the outstanding capital stock of Intermed Precision Limited.

  •
  Effective June 20, 2005, we acquired all of the outstanding capital stock of Pulmonetic Systems, Inc.

  •
  Effective March 16, 2005, we acquired all of the outstanding capital stock of Micro Medical Limited.

  •
  Effective March 1, 2005, we acquired the medical division of Oxford Instruments plc.

  •
  Effective January 18, 2005, we acquired substantially all of the assets of Navion Biomedical Corporation.

  •
  Effective July 28, 2004, we acquired substantially all of the assets of Taugagreining hf.

        The results of operations for each of these acquisitions have been included in the consolidated statements of operations since the date of acquisition.

        On June 30, 2005, we completed the sale of the obstetrics and cardiovascular ("OB and CV") businesses that we acquired in the Oxford Medical transaction in March 2005. The consolidated financial results have been restated to present OB and CV as a discontinued operation.

Revenues

        Revenues increased $116.8 million or 29.7% to $510.0 million in 2005 from $393.2 million in 2004. This increase was due to increases in revenue of $64.0 million in Respiratory Care, $38.0 million in NeuroCare, $2.3 million in MedSystems, and $12.5 million in Orthopedics. The increase was driven primarily by higher sales of EMG systems, including sales resulting from the acquisition of Oxford Medical, orthopedic implants, Customer Care, the AVEA venitilator, clinical services, and pulmonary function testing equipment. The increase was also driven by the sales of portable mechanical ventilators and spirometry systems, which were a result of businesses acquired in 2005.

Cost of Revenues and Gross Margin

        Cost of revenues increased $50.0 million or 22.8% to $268.9 million in 2005 from $218.9 million in 2004. Gross margin increased $66.8 million or 38.3% to $241.1 million in 2005 from $174.3 million in 2004 due primarily to businesses acquired and factors resulting in increased gross margin as a percentage of revenue. Gross margin as a percentage of revenues increased 300 basis points to 47.3%

in 2005 from 44.3% in 2004 due to increased sales of higher margin products and manufacturing efficiencies resulting from productivity programs, increased throughput, and the restructuring plan initiated in the third quarter of 2004. Gross margin as a percentage of revenues in 2005 was negatively impacted by approximately 134 basis points due to costs associated with the step-up of inventory acquired in the transactions described above.

Selling, General and Administrative Expense

        Selling, general and administrative expense increased $39.8 million or 31.8% to $164.6 million in 2005 from $124.8 million in 2004. This increase was primarily due to acquisitions completed during 2005, higher incentive compensation costs, and higher expenses related to the expansion of our field sales, service and marketing organizations. These increases were partially offset by cost savings from the restructuring plan initiated in the third quarter of 2004 and a reduction in legal fees totaling $1.6 million incurred in 2004 in connection with our now resolved suit against INO Therapeutics, LLC.

Purchased in-process research and development

        During 2005, we recorded $34.9 million of purchased in-process research and development ("IPR&D") expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 Business Combinations. This compares to $0.4 million of purchased in-process research and development expenses recorded during 2004 in connection with the acquisition of substantially all of the assets of Taugagreining.

        We recorded $3.4 million of purchased in-process research and development expenses in connection with the acquisition of Micro Medical. The portion of the Micro Medical purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method ("FIN 4"). This charge is included in our Consolidated Statements of Operations for the year ended December 31, 2005 as a separate component of operating expense.

        We recorded $31.5 million of purchased in-process research and development expenses in connection with the acquisition of Pulmonetics. The portion of the Pulmonetics purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4. This charge is included in our Consolidated Statements of Operations for the year ended December 31, 2005 as a separate component of operating expense.

Research and Development Expense

        Research and development expense increased $8.8 million or 37.7% to $32.3 million in 2005 from $23.5 million in 2004. This increase is largely attributable to research and development activities of the companies we acquired in 2004 and 2005.

Restructuring Charges

        Restructuring charges were $4.6 million in 2005, compared to $9.0 million in 2004, a decrease of 49.4% over 2004.

        In the third quarter of 2005, we initiated a plan to restructure our international operations, which included closing our manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 10 positions were eliminated in Bristol and the manufacturing operations were combined into our existing facility in Old Woking, United Kingdom. As of December 31, 2005, a total of $0.6 million of restructuring expenses had been incurred in connection with this plan, which includes employee severance and related expenses as well as costs incurred related to the termination of distribution agreements. Total expenses under this plan are not expected to exceed $1.0 million.

        In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Care's U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care's U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands. The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. As of December 31, 2005, all of the targeted positions had been eliminated. The total amount of restructuring expense incurred in connection with this plan was approximately $12.0 million, of which $3.5 million was recognized in 2005. While the costs of this restructuring plan exceeded some of our more recent estimates, they are within our previously disclosed original estimates. During 2005, we realized cost savings of approximately $12.0 million related to this plan.

        In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of December 31, 2005, 15 of these positions had been eliminated. Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2.0 million. As of December 31, 2005, a total of $1.5 million of expense had been incurred related to this plan. Restructuring charges incurred in connection with this plan were $0.4 million during 2005 compared to $0.9 million during 2004. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized over the next three years as the positions are eliminated.

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

        In 2003, as a result of the acquisition of EME, we initiated a restructuring plan related to our Critical Care segment, which resulted in the elimination of 48 positions in the areas of sales, finance, service and research and development. The total amount of restructuring expense incurred in connection with this plan was approximately $0.9 million, most of which was expensed and paid in 2003. Beginning in 2004, this plan resulted in annual cost savings of approximately $2.0 million.

Legal Settlement

        In the second quarter of 2004, we settled the litigation with INO Therapeutics, LLC ("INO Therapeutics"), AGA AB, and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and received a payment of $6.0 million in connection with the dismissal of the litigation. We had no similar settlements in 2005.

Provision for Income Taxes

        Our effective tax rate was 418.4% in 2005 compared to 36.0% in 2004. The effective rate in 2005 exceeded the statutory federal income tax rate of 35.0% primarily due to purchased in-process research and development expense ("IPR&D") of $34.9 million which is not deductible for tax purposes. Excluding the impact of IPR&D, our effective tax rate was 35.5% in 2005. The effective tax rate in 2005 (excluding IPR&D) was higher than the federal statutory tax rate of 35.0% because of non-deductible expenses, a higher tax rate on foreign net earnings because of different tax rates and losses on which lower tax benefits were provided, and the impact of state taxes. These increases in our effective rate were partially offset by production activity and export sales benefits and research and development credits. The effective tax rate in 2004 was higher than the statutory tax rate of 35.0% primarily because of the impact of state income taxes, lower rates on net foreign losses and IPR&D that is not deductible for tax purposes. These increases were partially offset by export sales benefits.

Discontinued Operations

        The net income from discontinued operations was $0.5 million in 2005, compared to a net loss of $0.2 million in 2004. On June 30, 2005, we completed the sale of OB and CV businesses that we acquired in the Oxford Medical transaction in March 2005 for approximately $6.4 million in cash.

Segment Information

Respiratory Care

        Revenues increased $64.1 million or 25.8% to $312.3 million in 2005 from $248.2 million in 2004. Revenues from all major product lines increased, with approximately half of the increase resulting from sales of portable mechanical ventilators and spirometry systems in the operations acquired from Pulmonetics and Micro Medical, respectively. The remaining increase was primarily attributable to higher sales of AVEA™ ventilators and pulmonary function testing equipment and higher revenues in our Clinical Services and Customer Care businesses. These increases were partially offset by lower sales of previous generation ventilators. During the fourth quarter 2005, the company amended an agreement with INO Therapeutics for the development of an indication for Nitric Oxide. Pursuant to the agreement and in consideration for achieving milestones under the agreement we received $4.5 million and have included this amount in service revenue for the Respiratory Care segment. Additional milestones are expected to be achieved in 2006 which could, if achieved, result in receipt of up to $4.5 million.

        Operating income decreased $18.3 million or 75.7% to $5.8 million in 2005 from $24.1 million in 2004. This decrease is primarily the result of a $34.9 million charge to write-off acquired IPR&D and a $6.0 million payment received from settling litigation with INO Therapeutics, LLC in the second quarter of 2004. This decrease was partially offset by higher gross margin primarily due to the increased sales, operational efficiencies in part due to the restructuring plan initiated in the third quarter of 2004, product mix and the amounts received in consideration of the INO milestones. Also benefiting operating income was a reduction in legal expense primarily as a result of a $1.6 million charge incurred in 2004 in connection with the litigation with INO Therapeutics, LLC and a reduction in restructuring expense.

NeuroCare

        Revenues increased $38.0 million or 44.7% to $123.1 million in 2005 from $85.1 million in 2004. Revenue growth was primarily due to higher sales of EMG products as well as new products introduced in 2004, including NicoletOne™ and Synergy, which was acquired from Oxford Medical.

        We incurred an operating loss of $1.6 million in 2005 compared to operating loss of $0.2 million in 2004. Operations were negatively impacted by expenses resulting from the acquisition and integration of Oxford Medical, which was acquired in the first quarter of 2005. Also contributing to the decrease were costs incurred to move our vascular manufacturing operations, amortization expense related to the AUDIOSCREENER® hearing screening device acquired in the second quarter of 2004 and higher selling and other expenses incurred to support a number of new product launches. Partially offsetting these items were improvements in gross margin due to increased sales, new higher margin products and operational efficiencies.

MedSystems

        Revenues increased $2.3 million or 7.4% to $32.9 million in 2005 from $30.6 million in 2004. This increase was primarily due to higher sales of our enteral feeding tube product line.

        Operating income increased $0.3 million or 4.9% to $6.2 million in 2005 from $5.9 million in 2004. This increase was primarily due to higher gross margin resulting from increased sales, partially offset by additional expenses associated with the launch in the first quarter of 2005 of our new CORTRAK™ and NAVIGATOR® systems.

Orthopedics

        Revenues increased $12.5 million or 42.5% to $41.8 million in 2005 from $29.3 million in 2004. This increase was primarily due to higher sales of hip and knee implants as well as cranial and maxiofacial mesh products, resulting from strong overall demand for our products. This increase was partially offset by lower sales of specialty products and materials.

        Operating income increased $4.4 million, an increase of over 100%, to $8.6 million for in 2005 as compared to $4.2 million in 2004. This increase was primarily due to increased gross margin resulting from higher sales volume and operational efficiencies resulting from manufacturing process improvements.

Comparison of Results for the Year Ended January 1, 2005 to the Year Ended January 3, 2004

        In order to more fully understand the comparison of the results of operations for the year ended January 1, 2005 as compared to the year ended January 3, 2004, it is important to note the following significant changes in our operations that occurred in 2004 and 2005:

        In the year ended January 1, 2005, our business was organized and operated through the following four reportable segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. During the first quarter of 2005, we changed our reportable segments to reflect how we now manage our business. As a result, Respiratory Technologies and Critical Care operating segments were combined into one operating segment called Respiratory Care. We also split our Medical and Surgical Products operating segment into two separate segments: MedSystems and Orthopedics. Segment information in this section has been restated to reflect our current segment presentation.

Revenues

        Revenues decreased $1.7 million, or 0.4%, to $393.2 million in 2004 from $394.9 million in 2003. This decrease was due to lower sales of NeuroCare products partially offset by increases of orthopedic and disposable products. The NeuroCare decrease was driven primarily by lower sales of our older NeuroCare product lines coupled with unusually high sales in 2003 due to the SARS epidemic and government tenders. These decreases were partially offset by the favorable impact of foreign currency translation as well as increased sales in our orthopedics business and enteral feeding tube product lines.

Cost of Revenues and Gross Margin

        Cost of revenues increased $6.1 million, or 2.9%, to $218.9 million in 2004 from $212.8 million in 2003. Gross margin decreased $7.9 million, or 4.3%, to $174.3 million in 2004 from $182.2 million in 2003. Gross margin as a percentage of revenues decreased 180 basis points to 44.3% in 2004 from 46.1% in 2003. The decrease in gross margin was primarily due to lower sales, a non-recurring high margin sale to a foreign government agency in the first quarter of 2003, higher warranty costs and inventory write-offs partially offset by the favorable impact of foreign currency translation of $3.4 million.

Selling, General and Administrative Expense

        Selling, general and administrative expense increased $11.9 million, or 10.5%, to $124.8 million in 2004 from $112.9 million in 2003. This increase was primarily due to the following factors: higher expenses related to the expansion of our field sales, service and marketing organizations; $2.9 million from the impact of foreign currency translation; compliance costs associated with the provisions of the Sarbanes-Oxley Act of 2002; and higher legal expenses related to defending our intellectual property and the litigation involving the commercialization of nitric oxide gas. Partially offsetting these increases were savings related to the restructuring plan initiated in the third quarter of 2004 and lower incentive compensation.

Research and Development Expense

        Research and development expense decreased $3.0 million, or 11.3%, to $23.5 million in 2004 from $26.5 million in 2003. This decrease is largely attributable to the continued streamlining and refocusing of the Company's research and development programs as well as the movement of several projects out of research and development into commercialization partially offset by new development projects.

Restructuring Charges

        Restructuring charges were $9.0 million in 2004, compared to $1.8 million in 2002.

        In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Technologies' U.S. manufacturing operations from Yorba Linda, California to our Critical Care facility in Palm Springs, California, combining Critical Care's U.S. commercial operations with Respiratory Technologies' U.S. commercial operations in a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands. The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. The total amount of restructuring expense expected to be incurred in connection with this plan is between $9.5 million and $12.0 million. In 2004, we recorded a restructuring charge relating to this plan of approximately $8.6 million, including $8.3 million for severance, $0.2 million for employee retention and $0.1 million for other costs. As of January 1, 2005, 200 of the targeted employees had been terminated and $4.3 million of severance had been paid. We expect all components of the plan to be substantially completed by the end of 2005. We estimate that as a result of this plan we will achieve annual operating expense savings of approximately $12.0 million in fiscal 2005.

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

Provision for Income Taxes

        Our effective tax rate was 36.0% in 2004 compared to 34.0% in 2003. The effective tax rate in 2004 was more than the statutory federal rate of 35.0% primarily because of the impact of state income taxes, lower tax rates on net foreign losses and purchased in-process research and development charges that are not deductible for tax purposes. The 2004 effective tax rate impact of nondeductible purchased in-process research and development was an increase of 0.5 percentage points. These increases in the effective tax rate were partially offset by the tax benefit attributable to U.S. export sales. The effective tax rate in 2003 was less than the statutory federal income tax rate of 35.0% primarily because of the tax benefit attributable to U.S. export sales and U.S. research and development tax credits.

Discontinued Operations

        The net loss from discontinued operations was $0.2 million in 2004, compared to $4.3 million in 2003. In 2003, we sold Medical Data Electronics ("MDE") and our Thermedics Polymer business ("Thermedics"). The results of operations of MDE and Thermedics have been reclassified as discontinued operations for all periods presented. During 2004, we incurred an additional charge of $0.2 million, net of taxes of $0.1 million, related to the divestiture of Thermedics. The net loss from discontinued operations incurred in 2003 included a net loss from Thermedics and MDE of $2.4 million and $1.9 million, respectively. The net loss from Thermedics includes an after-tax loss on disposal, including expenses, of approximately $2.6 million. The net loss from MDE includes an after-tax loss on disposal, including expenses, of $1.0 million.

Segment Information

Respiratory Care

        Respiratory Care revenues increased $1.2 million, or 0.5%, to $248.2 million in 2004 from $247.0 million in 2003. This increase was primarily attributable to the favorable impact of foreign currency translation of $6.1 million, an increase in service revenue of $4.8 million including $1.5 million received from INO Therapeutics based on our submission of a research and development plan in connection with a co-development agreement in the pulmonary infection/inflammation field and higher sales of our AVEA and Vela ventilators. These increases were partially offset by lower international sales as a result of $7.5 million of government tenders in 2003 and sales of $3.1 million related to the SARS epidemic in 2003, lower revenues in our Clinical Services business due to delays in the initiation of several clinical trials and lower domestic sales of sleep therapy systems due to a legal dispute, which was settled favorably in early 2005.

        Respiratory Care operating income decreased $15.1 million, or 38.5%, to $24.1 million in 2004 from $39.2 million in 2003. This decrease was mainly due to the following: costs of $7.6 million related to the restructuring plan initiated in the third quarter of 2004; costs incurred to consolidate the California manufacturing operations; increases in selling, general and administration expense; lower gross margin attributable to a change in product mix caused by the reduced revenues in our Clinical Services business; and costs related to the German restructuring plan initiated in the fourth quarter of 2003 of $0.9 million in 2004 compared to $0.3 million in 2003. Selling, general and administrative expense increased primarily due to the establishment of the infrastructure of our Clinical Services business, higher expenses related to the expansion of our field sales and service organizations, and higher legal expenses incurred to defend certain intellectual property. These reductions in operating income were partially offset by the $6.0 million legal settlement from INO Therapeutics received in the second quarter of 2004, reductions in research and development, costs in 2003 of $0.9 million related to the EME restructuring plan initiated in 2003 and a reduction in incentive pay.

NeuroCare

        Revenues decreased $6.9 million, or 7.5%, to $85.1 million in 2004 from $92.0 million in 2003. The sales decrease was primarily due to lower sales of our peripheral vascular high-end systems and older neurodiagnostic EEG and IOM products partially offset by higher sales of our audio diagnostic products, sales from our new neurodiagnostic EEG and EMG products and an increase in service revenue of $1.4 million.

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

MedSystems

        Revenues increased $1.5 million, or 5.2%, to $30.6 million in 2004 from $29.1 million in 2003. This increase was primarily driven by higher sales of our enteral feeding tube product line.

        Operating income increased $0.2 million, or 3.5%, to $5.9 million in 2004 from $5.7 million in 2003. The increase was primarily due to increased gross margin resulting from the higher sales as well as manufacturing efficiencies and lower research and development expense. These increases were partially offset by higher expenses mainly to expand our medical disposables sales force to pursue opportunities in targeted markets.

Orthopedics

        Revenues increased $2.5 million, or 9.3%, to $29.3 million in 2004 from $26.8 million in 2003. This increase was primarily driven by increased sales in our orthopedic business, partially offset by lower sales of our medical imaging products.

        Operating income increased $0.5 million, or 13.9%, to $4.1 million in 2004 from $3.6 million in 2003. This increase was primarily due to increased gross margin resulting from the higher sales as well as manufacturing efficiencies and lower research and development expense. These increases were partially offset by costs of $0.2 million related to the restructuring plan initiated in the third quarter of 2004.

Liquidity and Capital Resources

        As of December 31, 2005 and January 1, 2005, we had cash and cash equivalents of $19.5 million and $122.3 million, respectively. At December 31, 2005, approximately $14.2 million of our cash and cash equivalents was held internationally and could be subject to U.S. income tax if repatriated to the U.S. Our working capital was approximately $134.3 million and $230.4 million at December 31, 2005 and January 1, 2005, respectively. This decrease was due primarily to cash used and debt incurred for businesses acquired in 2005.

        Our cash flow from operations decreased by $16.4 million to $22.3 million in 2005 from $38.7 million in 2004. This decrease was primarily the result of increases in accounts receivable and inventory balances. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in net cash (outflows) inflows of $(27.4) million, $4.6 million, and $7.9 million in 2005, 2004, and 2003, respectively. Discontinued operations provided (used) cash of $0.5 million, $(0.2) million, and $(4.4) million in 2005, 2004, and 2003, respectively.

        We used net cash in investing activities of $204.3 million in 2005, compared to $24.0 million and $11.3 million in 2004 and 2003, respectively. This increase was due primarily to businesses acquired in 2005. In January 2005, we paid $3.4 million, net of cash acquired, to acquire substantially all of the assets of Navion Biomedical Corporation. In March 2005, we paid $45.1 million, net of cash acquired, to acquire Oxford Medical. In March 2005, we paid $37.3 million, net of cash acquired, to acquire all of the outstanding stock of Micro Medical. In June 2005, we paid $89.7 million, net of cash acquired, to acquire all the outstanding stock of Pulmonetics. In November 2005, we paid $10.6 million, net of cash acquired, to acquire all of the stock of Intermed Precision. Our expenditures for property, plant and equipment were $19.9 million during 2005, compared to $10.6 million and $6.0 million during 2004 and 2003, respectively. Our expenditures for intangible assets were $6.1 million, compared to $10.1 million and $3.9 million in 2004 and 2003, respectively.

        We generated net cash from financing activities of $80.4 million in 2005, compared to $9.4 million and $25.1 million in 2004 and 2003, respectively. In 2005 we received cash of $67.3 million, net of repayments, under our revolving credit facility to fund acquisitions and working capital. In 2005, we received $11.5 million in proceeds from the exercise of stock options, compared to $8.5 million and $7.6 million in 2004 and 2003, respectively. In 2005, we received $1.5 million in proceeds from the issuance of common stock pursuant to our employee stock purchase plan, compared to $1.5 million and $2.1 million in fiscal 2004 and 2003, respectively.

        On May 3, 2005, we entered into a five-year $150.0 million Senior Unsecured Revolving Credit Facility (the "Facility"), replacing the $60.0 million Senior Revolving Credit Facility which was set to expire on May 31, 2005. The Facility includes a $20.0 million letter of credit sub-facility and a $20.0 million swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200.0 million. The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions. At December 31, 2005, $67.5 million was outstanding under the Facility, with $0 outstanding under the swing line loan sub-facility. In addition, $2.7 million of standby letters of credit had been issued under the Facility, and $79.8 million was available for borrowings under the Facility.

        At the Company's option, loans borrowed under the Facility (other than swing line loans) bear interest at either (1) LIBOR plus an applicable margin that will vary based on the Company's leverage ratio as defined in the agreement, or (2) the alternative base rate, defined as the higher of the lender's prime rate or the Federal Funds Rate plus .50%. Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment.

        Our ability to access the Facility will depend on complying with certain customary affirmative and negative covenants, including but not limited to our ability to maintain a leverage ratio of debt to EBITDA of not greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, minimum stockholders' equity and limits on the amount of capital expenditures in any one year to the greater of $30 million or 5% of the Company's consolidated net assets. While we are currently in compliance with the debt covenants of the Facility and expect to be able to meet the requirements of the Facility through the expiration date, failure to satisfy any of the conditions would require us to renegotiate the Facility on terms that may not be as favorable or could require us to repay any outstanding balance. While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit arrangement would be on terms that would be attractive to us in financing our business plans.

        During 2006, we expect to spend between $25.0 million to $30.0 million on capital expenditures, primarily related to product development activities, capacity and efficiency improvement projects, and commencement of the implementation of a new company-wide information systems platform. Our capital requirements will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

        In 2004, we initiated a company-wide restructuring plan to lower our cost structure. The purpose of this action was to bring expenses in line with the growth in our core businesses and enhance our near and long-term profitability. As a result of this initiative, we incurred a total pre-tax restructuring charge of approximately $12.0 million, all of which has been recognized and paid in 2004 and 2005.

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

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$67.5	$30.4	$37.1	$—	$—
Operating lease obligations	47.8	8.2	13.8	11.0	14.8
Purchase obligations	41.2	40.5	0.3	0.3	0.1

Total contractual obligations	$156.5	$79.1	$51.2	$11.3	$14.9

        The following table summarizes our commercial commitments at December 31, 2005 (in millions):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3 -5 years	More than 5 years
Standby letters of credit	$2.7	$2.7	$—	$—	$—

Total commercial commitments	$2.7	$2.7	$—	$—	$—

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

        Service revenues are derived from parts, service contracts, training, repairs not under warranty and research and development for third parties. We sell service contracts on products when the warranty period expires. We recognize revenues from these service contracts ratably over the terms of the contracts, while the cost is recognized when incurred. Revenues from the sale of spare parts are recognized upon transfer of title. Revenues from training and repairs are recognized at the time the service is performed and the customer has accepted the work.

        We rent products, primarily in the Respiratory Care segment, to hospitals and other customers for periods ranging from two weeks to over a year. We recognize rental revenues ratably over the terms of the rental contract.

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

Inventory

        Inventories are stated at the lower of cost or market. Cost is determined using the "first-in first out" method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs.

        At each balance sheet date, we review our quantities of inventories on hand and compare these amounts to the expected usage of each particular product or product line. We record a charge to cost of revenues for the amount required to reduce the carrying value of the inventories to their estimated net realizable value.

Goodwill Impairment

        Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), as of December 30, 2001. Under SFAS No. 142, goodwill and intangible assets having indefinite lives are not amortized but are instead assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

        Pursuant to SFAS No. 142, we perform an annual impairment test for goodwill. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit's goodwill. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill will be recorded as an impairment loss.

        We performed our annual SFAS No. 142 goodwill impairment assessment for our reporting units as of November 26, 2004 and determined that there was no impairment.

Stock-Based Compensation

        Stock options are granted to key employees and non-employee directors. Upon vesting, an option becomes exercisable, meaning, an employee or director can purchase a share of the Company's common stock at a price that is equal to the closing share price on the day of grant.

        SFAS No. 123, "Accounting for Stock-Based Compensation," permits companies either to continue accounting for stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting

for Stock Issued to Employees," or to adopt a fair-value-based method to measure compensation cost. Under APB No. 25, which we have elected to continue using, there is no compensation cost if, on the date of grant, the option's exercise price is equal to or greater than the share price. Under SFAS No. 123, an option's fair value is estimated on the date of grant, and the value is expensed evenly over the vesting period. If we had accounted for stock-based compensation under the SFAS No. 123 fair-value-based method, net loss would have increased by $3.6 million for 2005 and net income would have been reduced by $4.4 million and $5.3 million for 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs" ("SFAS No. 151"). This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material (spoilage). SFAS No. 151 requires such abnormal expenses to be recognized in the period in which they are incurred. SFAS No. 151 also requires that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on its financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123R"). In April 2005, the SEC adopted a rule permitting issuers to implement SFAS No. 123R at the beginning of their first fiscal year beginning after June 15, 2005. This statement is a revision to SFAS No. 123 and supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

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

        We adopted SFAS No.123R using the modified prospective method on January 1, 2006.

        In addition, the SEC issued SAB No. 107 "Share-Based Payments" in March 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC.

        The adoption of SFAS No. 123R will not affect our net cash flows or net financial position, but it will reduce reported net income and earnings per share because we will be required to recognize compensation expense for share purchase rights granted under its employee stock option and employee stock purchase plans, whereas we have not been required to record such expense under current accounting rules. Beginning January 1, 2006, we have adopted the provisions of SFAS 123R using the modified prospective transition method whereby compensation cost is recognized for new awards granted and awards modified, repurchased, and cancelled after January 1, 2006. For the unvested portion of all awards issued prior to and outstanding at January 1, 2006 compensation cost measured at their respective grant date fair values will be recognized as the remaining requisite service is rendered. Based on the awards outstanding at December 31, 2005 and the awards expected to be granted in 2006, we estimate that total stock-based compensation will result in a charge to net income of approximately $5,000,000 in 2006. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,971,000, $1,373,000, and $1,203,000 in 2005, 2004 and 2003, respectively.

        In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP 109-1") and Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-1 clarifies that the manufacturer's tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. Consequently, the enactment of AJCA does not affect deferred tax assets and liabilities existing at the enactment date. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. We did not repatriate any foreign earnings under the provisions of the AJCA.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47"). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We have evaluated the impact of FIN 47 and determined that it was not material to the Company's results of operations or financial position.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies making a voluntary change in accounting principle to apply that change retrospectively to prior periods financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. We will comply with the provisions of this statement for any future accounting changes or error corrections.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition.

Foreign Currency Risk

        We derive approximately 43% of our revenues from customers outside the United States. This business is transacted through a network of international subsidiaries and third-party distributors. Revenues generated through business transacted by international subsidiaries are generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize our exchange rate exposure to operating margins. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company's net investment in foreign subsidiaries are reflected in accumulated other comprehensive income. A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company's net investment in foreign subsidiaries of approximately $13.7 million at December 31, 2005.

Interest Rate Risk

        Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the rate that these financial instruments may adjust to in the future.

        We are also exposed to fluctuations in interest rates on our five-year $150.0 million Senior Unsecured Revolving Credit Facility (the "Facility") which bears interest at variable rates. Changes in interest rates will affect the amount of our interest payments over the term of the loan. A 100 basis point increase in interest rates under the Facility would have an estimated negative impact on pre-tax earnings of approximately $675,000 based on the amount outstanding on the Facility as of December 31, 2005.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements, management's report on internal control over financial reporting and our independent registered public accounting firm's reports on management's assessment and the effectiveness of our internal control over financial reporting and on our financial statements and schedule are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

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

        (b)    Management's Report on Internal Control Over Financial Reporting

        Our management's report on internal control over financial reporting and our independent registered public accounting firm's report on management's assessment and the effectiveness of our internal control over financial reporting are set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

        (c)    Change in Internal Control Over Financial Reporting

        No change in our internal control over financial reporting occurred during our more recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item with respect to our directors, our Audit Committee and audit committee financial expert is incorporated by reference to the information set forth under the captions "Proposal No. 1. Election of Directors" and "Board of Directors and Corporate Governance Matters—Audit Committee" in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

        The information required by this item with respect to our executive officers is set forth under the caption "Executive Officers of the Registrant" in Item 4A of this Annual Report on Form 10-K.

        The information required by this item with respect to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information set forth under the caption entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

        We have adopted a "Code of Business Conduct and Ethics for Directors" and a "Code of Conduct" applicable to all employees, including all executive officers of the Company. The "Code of Business Conduct and Ethics for Directors" and the "Code of Conduct" are posted on our website. The Internet address for out website is www.viasyshealthcare.com. The "Code of Business Conduct and Ethics for Directors" and the "Code of Conduct" may be found at the "Investors" page on our website. The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

        The Board of Directors will not permit any wavier of any ethics and conduct policy for any director or executive officer.

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference to the information set forth under the captions entitled "Board of Directors and Corporate Governance Matters—Compensation of Directors" and "Executive Compensation" in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 13.    Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference to the information set forth under the caption entitled "Related Transactions" in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is incorporated by reference to the information set forth under the caption entitled "Independent Public Accountants and Related Fees" in our definitive proxy statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

  1.
  Consolidated Financial Statements:

  2.
  Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2005, January 1, 2005 and January 3, 2004	F-40

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
*10.5	Employment Agreement, dated as of November 29, 2004, by and between the Company and Matthew M. Bennett.
*10.6	Employment Agreement, dated as of November 29, 2004, by and between the Company and John F. Imperato.
*10.7	Employment Agreement, dated as of November 29, 2004, by and between the Company and Thomas I. Kuhn.
*10.8	Employment Agreement, dated as of November 29, 2004, by and between the Company and Gregory G. Martin.
*10.9	Employment Agreement, dated as of November 29, 2004, by and between the Company and Giulio A. Perillo.
*10.10	Change of Control Agreement, dated as of September 26, 2005, by and between the Company and Scott Hurley.
*10.11	Change of Control Agreement, dated as of September 26, 2005, by and between the Company and Wesley N. Riemer.
10.12
Plan and Agreement of Distribution between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
10.13
Tax Matters Agreement between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
10.14
Rights Agreement between the Company and the Rights Agent, is incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.15
VIASYS Healthcare Inc. Indemnification Agreement between the Company and its directors and officers, is incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.16
VIASYS Healthcare Inc. Equity Incentive Plan (as amended on May 5, 2004), is incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2004.
†10.17
VIASYS Healthcare Inc. Deferred Compensation Plan for Directors, is incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
†10.18
Letter Agreement, dated as of September 24, 2001, by and between the Company, Randy H. Thurman and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

†10.19
Term Note, dated as of April 19, 2001, by and between the Company and Randy H. Thurman, is incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
10.20
Lease for Millennium III of the Millennium Corporate Center, dated October 3, 2001, by and between the Company and Washington Street Associates II, L.P, is incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
10.21
Credit Agreement, dated as of May 3, 2005, among the Company, KeyBank National Association, as co-lead arranger, sole book runner, swing line lender and administrative agent, JP Morgan Chase Bank, N.A., as co-lead arranger and syndication agent, Fifth Third Bank, as documentation agent, and certain other bank parties therein, is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 6, 2005.
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

VIASYS Healthcare Inc. (Registrant)
By:	/s/ RANDY H. THURMAN Randy H. Thurman Chairman, President and Chief Executive Officer

Date: March 14, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 14, 2006.

Signature		Title

By:	/s/ RANDY H. THURMAN Randy H. Thurman	Chairman, President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ MARTIN P. GALVAN Martin P. Galvan	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)
By:	/s/ SCOTT HURLEY Scott Hurley	Vice President and Corporate Controller (Principal Accounting Officer)
By:	/s/ RONALD A. AHRENS Ronald A. Ahrens	Director
By:	/s/ SANDER A. FLAUM Sander A. Flaum	Director
By:	/s/ KIRK E. GORMAN Kirk E. Gorman	Director
By:	/s/ THOMAS W. HOFMANN Thomas W. Hofmann	Director
By:	/s/ ROBERT W. O'LEARY Robert W. O'Leary	Director
By:	/s/ FRED B. PARKS, PH.D. Fred B. Parks, Ph.D.	Director

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

        Management evaluated the Company's internal control over financial reporting as of December 31, 2005. Management did not include the internal controls of Oxford Instruments plc, Micro Medical Limited, and Pulmonetic Systems Inc., which were acquired in 2005 and are included in the 2005 consolidated financial statements of the Company and constituted approximately $163,189,000 and $122,140,000 of total and net assets, respectively, as of December 31, 2005 and approximately $61,274,000 and $(33,300,000) of revenues and net loss, respectively, for the year then ended. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2005, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, Ernst & Young LLP, have audited management's assessment of the Company's internal control over financial reporting. Their report on management's assessment and their report on the effectiveness of the Company's internal control over financial reporting appear on page F-2 in this Annual Report on Form 10-K.

/s/ RANDY H. THURMAN Randy H. Thurman Chairman of the Board, President and Chief Executive Officer
/s/ MARTIN P. GALVAN Martin P. Galvan Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of VIASYS Healthcare Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that VIASYS Healthcare Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VIASYS Healthcare Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Controls Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Oxford Instruments plc, Micro Medical Limited and Pulmonetic Systems Inc., which were acquired in 2005 and are included in the 2005 consolidated financial statements of VIASYS Healthcare Inc. and constituted approximately $163,189,000 and $122,140,000 of total and net assets, respectively, as of December 31, 2005 and approximately $61,274,000 and $(33,300,000) of revenues and net loss, respectively, for the year then ended.

        In our opinion, management's assessment that VIASYS Healthcare Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, VIASYS Healthcare Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of VIASYS Healthcare Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS AND SCHEDULE

To the Board of Directors and Stockholders of VIASYS Healthcare Inc.:

        We have audited the accompanying consolidated balance sheets of VIASYS Healthcare Inc. as of December 31, 2005 and January 1, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASYS Healthcare Inc. at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VIASYS Healthcare Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 10, 2006

VIASYS HEALTHCARE INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	January 1, 2005
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$19,531	$122,281
Accounts receivable, less allowance for doubtful accounts of $6,024 and $5,113 at December 31, 2005 and January 1, 2005, respectively	144,041	91,914
Inventories	89,444	72,651
Deferred income taxes, net	13,054	12,689
Prepaid expenses and other current assets	5,258	4,468

Total Current Assets	271,328	304,003

Property, Plant and Equipment, net	51,564	27,507
Goodwill	261,856	190,234
Intangible Assets, net	61,237	22,833
Other Assets	2,602	3,259

Total Assets	$648,587	$547,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term obligations	$30,956	$491
Accounts payable	33,014	23,363
Accrued payroll and related benefits	18,626	10,091
Deferred revenue	13,292	12,104
Accrued installation and warranty costs	8,978	6,274
Accrued commissions	4,684	3,357
Income taxes payable	5,160	—
Accrued restructuring costs	1,227	5,776
Other accrued expenses	21,062	12,192

Total Current Liabilities	136,999	73,648

Revolving credit facility—non-current portion	37,100	—
Deferred income taxes, net	16,446	6,338
Other long-term liabilities	7,926	2,351

Total Liabilities	198,471	82,337

Stockholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized 31,958,137 and 31,101,239 shares issued; 31,952,540 and 31,095,642 shares outstanding at December 31, 2005 and January 1, 2005, respectively	319	311
Additional paid-in capital	367,579	351,756
Treasury stock, at cost; 5,597 shares at December 31, 2005 and January 1, 2005	(111)	(111)
Retained earnings	71,231	81,000
Accumulated other comprehensive income	11,098	32,543

Total Stockholders' Equity	450,116	465,499

Total Liabilities and Stockholders' Equity	$648,587	$547,836

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
	(In thousands, except per share amounts)
Revenues:
Product	$453,281	$345,762	$352,831
Service	56,693	47,440	42,116

Total revenues	509,974	393,202	394,947

Cost of Revenues:
Product	237,502	189,903	186,854
Service	31,356	28,967	25,933

Total cost of revenues	268,858	218,870	212,787

Gross Margin	241,116	174,332	182,160
Operating Expenses:
Selling, general and administrative	164,592	124,847	112,856
Research and development	32,283	23,452	26,455
Restructuring charges	4,573	9,044	1,797
Purchased in-process research and development	34,909	386	—
Legal settlement	—	(6,000)	—

Total operating expenses	236,357	151,729	141,108

Operating Income	4,759	22,603	41,052
Other Income (Expense):
Interest income	1,134	1,606	440
Interest expense	(2,584)	(629)	(1,096)
Other, net	(72)	(69)	(1,252)

Total other (expense) income	(1,522)	908	(1,908)

Income from Continuing Operations Before Income Taxes	3,237	23,511	39,144
Provision for Income Taxes	(13,542)	(8,475)	(13,306)

(Loss) income from Continuing Operations	(10,305)	15,036	25,838
Income (loss) from Discontinued Operations (net of income tax benefit (expense) of $(296), $128, and $665)	536	(205)	(4,252)

Net (Loss) income	$(9,769)	$14,831	$21,586

Earnings (Loss) per Share:
Basic:
Continuing Operations	$(.33)	$.49	$.91
Discontinued Operations	.02	(.01)	(.15)

	$(.31)	$.48	$.76

Diluted:
Continuing Operations	$(.33)	$.48	$.89
Discontinued Operations	.02	(.01)	(.14)

	$(.31)	$.47	$.75

Weighted Average Shares Outstanding:
Basic	31,430	30,809	28,284

Diluted	31,430	31,403	28,905

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2005	January 1, 2005	January 3, 2004
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income from continuing operations	$(10,305)	$15,036	$25,838
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	22,453	15,575	12,774
Gain on sale of fixed assets and intangible assets	(7)	(583)	(166)
Tax benefit related to stock option exercises	1,971	1,373	1,203
Purchased in-process research and development	34,909	386	—
Deferred income taxes	(636)	2,261	3,070
Non-cash stock-based compensation	827	208	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(27,120)	5,590	(10,592)
Inventories	(9,317)	(8,170)	11,830
Prepaid expenses and other current assets	(896)	1,245	(2,225)
Accounts payable	(2,871)	1,683	3,380
Income taxes payable	6,476	—	—
Other current liabilities	7,234	5,127	6,298
Other, net	(937)	(872)	(762)

Net cash provided by operating activities from continuing operations	21,781	38,859	50,648
Net cash provided by (used in) operating activities from discontinued operations	536	(205)	(4,403)

Net cash provided by operating activities	22,317	38,654	46,245

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(186,045)	(5,601)	(3,504)
Expenditures for property, plant and equipment	(19,948)	(10,601)	(5,965)
Proceeds from sale of property, plant and equipment	1,423	53	2,020
Proceeds from sale of discontinued operation	6,421	—	—
Expenditures for intangible assets	(6,128)	(10,056)	(3,851)
Proceeds from sale of intangible assets	—	2,200	—

Net cash used in investing activities from continuing operations	(204,277)	(24,005)	(11,300)
Net cash provided by investing activities from discontinued operations	—	—	20,468

Net cash (used in) provided by investing activities	(204,277)	(24,005)	9,168

Cash Flows from Financing Activities:
Increase (decrease) in borrowings under credit facility	67,342	(739)	(47,319)
Proceeds from stock option exercises	11,542	8,535	7,596
Proceeds from issuance of common stock under the employee stock purchase plan	1,491	1,497	2,118
Net proceeds from issuance of common stock in follow-on offering	—	—	62,689
Other	—	128	(8)

Net cash provided by financing activities	80,375	9,421	25,076

Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	(1,165)	309	2,377

Net (decrease) Increase in Cash and Cash Equivalents	(102,750)	24,379	82,866
Cash and Cash Equivalents at Beginning of Period	122,281	97,902	15,036

Cash and Cash Equivalents at End of Period	$19,531	$122,281	$97,902

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$1,382	$261	$1,023
Income taxes	$5,482	$5,366	$8,421

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock					Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Treasury Stock	Retained Earnings		Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance at December 28, 2002	26,256	$263	$266,474	$(111)	$44,583	$6,416	$317,625
Comprehensive income:
Net income					21,586		21,586
Foreign currency translation adjustment						18,840	18,840

Total comprehensive income							40,426
Issuance of common stock in connection with follow-on offering	3,450	35	62,654				62,689
Issuance of common stock under the employee stock purchase plan and equity incentive plan	715	5	9,709				9,714
Tax benefit related to stock option exercises			1,203				1,203

Balance at January 3, 2004	30,421	$303	$340,040	$(111)	$66,169	$25,256	$431,657
Comprehensive income:
Net income					14,831		14,831
Foreign currency translation adjustment						7,287	7,287

Total comprehensive income							22,118
Issuance of common stock under the employee stock purchase plan and equity incentive plan	680	8	10,024				10,032
Tax benefit related to stock option exercises			1,373				1,373
Non-cash stock-based compensation			208				208
Other			111				111

Balance at January 1, 2005	31,101	$311	$351,756	$(111)	$81,000	$32,543	$465,499
Comprehensive loss:
Net loss					(9,769)		(9,769)
Foreign currency translation adjustment						(21,445)	(21,445)

Total comprehensive loss							(31,214)
Issuance of common stock under the employee stock purchase plan and equity incentive plan	851	8	13,025				13,033
Tax benefit related to stock option exercises			1,971				1,971
Non-cash stock-based compensation	6		827				827

Balance at December 31, 2005	31,958	$319	$367,579	$(111)	$71,231	$11,098	$450,116

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

Fiscal Year

        The Company's fiscal year is a 52 or 53 week period ending on the Saturday nearest to December 31. Accordingly, fiscal years 2005, 2004 and 2003 ended on December 31, 2005, January 1, 2005, and January 3, 2004, respectively, and are identified herein as 2005, 2004 and 2003. Fiscal years 2005 and 2004 consisted of 52 weeks, and fiscal year 2003 consisted of 53 weeks.

Cash and Cash Equivalents

        Cash and cash equivalents consist principally of demand deposits with financial institutions and taxable, short-term money market securities. The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. The allowance for doubtful accounts is based on the Company's historical collections experience, historical write-offs of its receivables, current trends, credit policy and a percentage of the Company's accounts receivable by aging category. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Charges for doubtful accounts are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the "first-in first out" method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs.

        At each balance sheet date, the Company reviews its quantities of inventories on hand and compares these amounts to the expected usage of each particular product or product line. The Company records a charge to cost of revenues for the amount required to reduce the carrying value of the inventories to their estimated net realizable value.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation. The costs of major additions and improvements that extend the lives of the assets are capitalized, while maintenance and repair costs are charged to expense as incurred. Depreciation expense is computed using the straight-line method over the estimated useful lives of the respective assets, which are 30 years for buildings, 2 to 10 years for machinery and equipment, 3 to 5 years for information technology and 3 to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated useful life of the asset. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts and any gain or loss is included in other, net, in the accompanying Consolidated Statements of Operations.

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets having indefinite lives are not amortized but are instead assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

        Pursuant to SFAS No. 142, the Company performs an annual impairment test for goodwill. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit's goodwill. Any excess of the carrying value of the reporting unit's goodwill over the implied fair value of the reporting unit's goodwill will be recorded as an impairment loss.

        The Company performed its annual SFAS No. 142 goodwill impairment assessment for its reporting units as of November 26, 2005 and determined that there was no impairment.

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

Capitalized Software Development Costs

        Some of the Company's products include embedded software which is essential to the products' functionality. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company capitalizes software development costs when the project reaches technological feasibility and ceases capitalization when the project is ready for release. Software development costs are amortized on a product-by-product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated useful life of the product. Amortization begins when the product is available for general release to the customer. Unamortized capitalized software development costs at December 31, 2005 and January 1, 2005 were $4,031,000 and $7,421,000 respectively, and are included in intangible assets, net, in the accompanying Consolidated Balance Sheets.

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

Comprehensive Income/Loss

        Comprehensive income represents all changes in stockholders' equity except those arising from transactions with stockholders. Total comprehensive income is presented in the accompanying Consolidated Statements of Changes in Stockholders' Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholders' equity in the accompanying Consolidated Balance Sheets. Accumulated other comprehensive income as of December 31, 2005 and January 1, 2005 consists solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

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

        The Company rents products, primarily in the Respiratory Care segment, to hospitals and other customers for periods ranging from two weeks to over a year. The Company recognizes rental revenues ratably over the terms of the rental contract. Rental revenue was not material in any of the periods presented and is included in product revenue in the accompanying Consolidated Statements of Operations.

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

Operating Expenses

        Selling, general and administrative expense and research and development expense consist primarily of salaries, commissions, incentive compensation, benefits, amortization of intangible assets and other expenses in support of these activities. Research and development costs are charged to expense when incurred.

Shipping and Handling Cost

        The Company classifies shipping and handling costs as a component of cost of revenues.

Research and Development Expense

        Research and development costs are expensed as incurred. Research and development costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company.

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

Purchased In-Process Research and Development (IPR&D)

        When the Company acquires another entity, the purchase price is allocated, as applicable, among IPR&D, other identifiable intangible assets, net tangible assets, and goodwill. The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the date of acquisition, have not reached technological feasibility and have no alternative future use. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Foreign Currency

        The financial statements of the Company's international subsidiaries are maintained in their local currency and are translated into United States ("U.S.") dollars in accordance with SFAS No. 52, "Foreign Currency Translation." All assets and liabilities of the Company's international subsidiaries are translated at the exchange rate in effect on the balance sheet date. The resulting translation adjustments are recorded in stockholders' equity as a separate component of accumulated other comprehensive income until such time as the subsidiary is sold or substantially or completely liquidated. Revenue and expense items are translated at weighted average exchange rates for the year. Transaction gains (losses) resulting from transactions denominated in foreign currencies and the translation of intercompany balances, other than intercompany debt deemed to be of a long-term nature, are included in other, net, in the accompanying Consolidated Statements of Operations and totaled ($80,000), ($697,000), and ($1,410,000) in 2005, 2004 and 2003, respectively.

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

        The following table sets forth the reconciliation of the weighted average number of common shares used to compute Basic EPS to those used to compute Diluted EPS for 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
Weighted average number of common shares outstanding—Basic	31,430	30,809	28,284
Dilutive effect of outstanding stock options and awards	—	594	621

Weighted average number of common shares outstanding—Diluted	31,430	31,403	28,905

        Since the Company incurred a loss for the year ended December 31, 2005, all of the outstanding stock options were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive. These options could potentially dilute earnings per share in the future. Options to purchase 799,000 shares and 527,000 shares of the Company's common stock were excluded from the computation of diluted weighted average shares outstanding for 2004 and 2003, respectively, because their exercise price exceeded the average market price of the Company's common stock during the period and their effect would have been anti-dilutive.

Stock-Based Compensation

        At December 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the intrinsic value method of accounting as defined by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Under APB No. 25, compensation expense is measured as the difference, if any, between the exercise price of the stock option or award and the market value of the Company's common stock on the date of the grant.

        If the Company had elected to recognize compensation expense for its stock-based employee compensation plan based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reported as follows:

	2005	2004	2003
	(In thousands, except per share amounts)
Net (loss) income, as reported	$(9,769)	$14,831	$21,586
Add: Stock-based compensation expense included in net income, net of related tax effects	538	135	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,119)	(4,540)	(5,306)

Pro forma net (loss) income	$(13,350)	$10,426	$16,280

Basic EPS:
As reported	$(.31)	$.48	$.76
Pro forma	$(.42)	$.34	$.58
Diluted EPS:
As reported	$(.31)	$.47	$.75
Pro forma	$(.42)	$.33	$.56

        Because the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years, the above pro forma amounts may not be representative of the effects on reported net income for future years. For purposes of the pro forma disclosures above, the weighted average fair value per stock option granted in 2005, 2004, and 2003 was $8.68, $6.77, and $5.63, respectively.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected volatility	35.0%	35.0%	34.0%
Risk-free interest rate	4.0%	3.4%	3.0%
Expected life of options	5 years	5 years	5 years
Expected dividend yield	—	—	—

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

Concentrations of Credit Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, which are held at major financial institutions, and accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company's policy is to place its cash and cash equivalents with high quality financial institutions in order to limit its credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other deposits of security from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. No single customer represented more than 10% of the Company's revenues or accounts receivable balance for any periods presented.

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

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123R"). In April 2005, the SEC adopted a rule permitting issuers to implement SFAS No. 123R at the beginning of their first fiscal year beginning after June 15, 2005. This statement is a revision to SFAS No. 123 and supersedes APB No. 25 and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award.

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

        The Company adopted SFAS No.123R using the modified prospective method on January 1, 2006.

        In addition, the SEC issued SAB No. 107 "Share-Based Payments" in March 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC.

        The adoption of SFAS No. 123R will not affect the Company's net cash flows or net financial position, but it will reduce reported net income and earnings per share because the Company will be required to recognize compensation expense for share purchase rights granted under its employee stock option and employee stock purchase plans, whereas the Company has not been required to record such expense under current accounting rules. Beginning January 1, 2006, the Company has adopted the provisions of SFAS 123R using the modified prospective transition method whereby compensation cost is recognized for new awards granted and awards modified, repurchased, and cancelled after January 1, 2006. For the unvested portion of all awards issued prior to and outstanding at January 1, 2006 compensation cost measured at their respective grant date fair values will be recognized as the remaining requisite service is rendered. Based on the awards outstanding at December 31, 2005 and the awards expected to be granted in 2006, we estimate that total stock-based compensation will result in a charge to net income of approximately $5,000,000 in 2006. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $1,971,000, $1,373,000, and $1,203,000 in 2005, 2004 and 2003, respectively.

        In October 2004, the American Jobs Creation Act of 2004 ("AJCA") was signed into law. In December 2004, the FASB issued Staff Position No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the

American Jobs Creation Act of 2004" ("FSP 109-1") and Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). FSP 109-1 clarifies that the manufacturer's tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. Consequently, the enactment of AJCA does not affect deferred tax assets and liabilities existing at the enactment date. FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA. The Company did not repatriate any foreign earnings under the provisions of the AJCA.

        In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations("FIN 47"). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company has evaluated the impact of FIN 47 and determined that it was not material to the Company's results of operations or financial position.

        In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3". This statement changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires companies making a voluntary change in accounting principle to apply that change retrospectively to prior periods financial statements, unless this would be impracticable. This statement will be effective for fiscal years beginning after December 15, 2005. The Company will comply with the provisions of this statement for any future accounting changes or error corrections.

3.    Acquisitions

  Navion Biomedical Corporation

        Effective January 18, 2005, the Company acquired substantially all of the assets of Navion Biomedical Corporation. As a result, we acquired a business that develops, manufactures and markets a device used to facilitate the placement of peripherally inserted central catheters and central venous catheters, for a cash purchase price of $3,571,000 (including expenditures associated with the acquisition), of which $178,000, which has been paid out of escrow in the first quarter of 2006. In connection with this acquisition, the Company recorded $601,000 of goodwill, which was assigned to the Company's MedSystems segment, and $2,900,000 of intangible assets, consisting of purchased technology. An independent appraiser was used to determine the fair market value and the estimated useful lives of the intangible assets acquired. Other tangible net assets of $70,000 were also acquired.

  Oxford Medical

        Effective March 1, 2005, the Company acquired the medical division of Oxford Instruments plc ("Oxford Medical") for a cash purchase price of approximately $45,979,000, including expenditures associated with the acquisition and certain working capital adjustments. The Oxford Medical business is based in the United Kingdom and develops, designs, manufactures and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical's several business components. Neurophysiology's principal product lines include electromyography ("EMG") equipment, EMG needles and neurological disposables. The business also contained obstetrics, antenatal and fetal monitors and ambulatory cardiology products, which was sold in the second quarter of 2005 as described in Note 14. Oxford Medical has been assigned to the Company's NeuroCare segment.

        The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$876
Accounts receivable	16,776
Inventory	8,567
Property, plant and equipment	3,920
Other current assets	1,491
Net assets available for sale	6,421
Goodwill	12,970
Intangible assets	10,200
Non-current deferred income taxes	(1,943)
Liabilities assumed	(13,299)

Net Assets Acquired	$45,979

        The intangible assets, consisting of trademarks, customer relationships, patents and software technology, are being amortized on a straight-line basis over lives ranging from 5 to 7 years, except the trademarks, which were deemed to have an indefinite life and are, therefore, not subject to amortization. The fair value and the estimated useful lives of the intangible assets were determined by an independent appraiser. The allocation of the purchase price has not yet been finalized. The final allocation may differ from the amounts included in the accompanying Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

        In connection with the acquisition of the Oxford Medical business, the Company has initiated exit plans for activities of the acquired businesses that are redundant with the Company's existing operations. The plan includes the closure of five facilities and the elimination of 22 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves in purchase accounting totaling $1,354,000. As of December 31, 2005, 11 positions had been eliminated and 3 facilities have been closed. The remaining reserves established of $155,000 are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

  Micro Medical Limited

        Effective March 16, 2005, the Company acquired all of the outstanding capital stock of Micro Medical Limited ("Micro Medical"), a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $39,907,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. In addition, the Company may also be required to pay additional consideration upon the achievement of certain criteria relating to the performance of the business acquired. Micro Medical has been assigned to the Company's Respiratory Care segment.

        The company has preliminarily allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$2,589
Accounts receivable	4,782
Inventory	1,272
Property, plant and equipment	9,130
Other assets	272
Goodwill	23,136
Intangible assets:
In-process research and development	3,409
Developed technology	4,800
Trade name	1,900
Other	400
Accounts payable and other current liabilities	(5,728)
Non-current deferred income taxes	(2,288)
Long-term liabilities	(3,767)

Net Assets Acquired	$39,907

        The developed technology and other intangible assets are being amortized on a straight-line basis over 10 and 3 years respectively. The trade name was deemed to have an indefinite life and is, therefore, not subject to amortization. The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. See Note 19 for discussion of purchased in-process research and development. Management utilized an independent appraisal to estimate the fair value of the intangible assets and in-process research and development expenses and the useful lives of the intangible assets. The allocation of the purchase price has not yet been finalized. The final allocation may differ from the amounts included in the accompanying Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

  Pulmonetic Systems, Inc.

        Effective June 20, 2005, the Company acquired all of the outstanding capital stock of Pulmonetic Systems, Inc. ("Pulmonetics"), a company based in Minneapolis, Minnesota, that develops, designs, manufactures and markets portable mechanical ventilators for home health care, for a cash purchase price of approximately $99,787,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. The purchase price was financed with existing cash and borrowings under the Company's revolving credit facility and is subject to potential post-closing adjustments based upon, among other things, the net asset value of Pulmonetics as of the closing date. Pulmonetics has been assigned to the Company's Respiratory Care segment.

        The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands:)

Cash and cash equivalents	$10,123
Accounts receivable	7,282
Inventory	4,148
Property, plant and equipment	1,673
Other assets	2,613
Goodwill	38,455
Intangible assets:
In-process research and development	31,500
Developed technology	13,100
Distribution Network	6,200
Trade name	1,800
Other	1,744
Non-current deferred income taxes	(8,140)
Liabilities assumed	(10,711)

Net Assets Acquired	$99,787

        The intangible assets are being amortized on a straight-line basis over lives ranging from 5-10 years. The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. See Note 19 for discussion of purchased in-process research and development. The fair value of the intangible assets and in-process research and development expenses and the estimated useful lives of the intangible assets were determined by an independent appraiser. The allocation of the purchase price has not yet been finalized. The final allocation may differ from the amounts included in the accompanying Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

  Intermed Precision Limited

        Effective November 3, 2005, the Company acquired all of the stock of Intermed Precision Limited ("Intermed") for a cash purchase price of $10,661,000, including expenditures associated with the acquisition. Intermed is based in Ireland and develops and supplies orthopedic instruments, implants, and micro-machined components used in minimally invasive surgical devices. The business also provides a comprehensive range of services including design, prototyping, regulatory assistance, precision machining of metals and plastics, surface treatments, and assembly.

        The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$103
Accounts receivable	951
Inventory	397
Property, plant and equipment	1,497
Prepaid expenses	28
Other current assets	273
Goodwill	7,919
Customer relationship	1,300
Accounts payable and other current liabilities	(1,065)
Non-current deferred income taxes	(163)
Long term liabilities	(579)

Net Assets Acquired	$10,661

        The intangible asset, which consists of customer relationships, is being amortized on a straight-line basis over 7 years. The fair value and the estimated useful life of the intangible asset was determined by an independent appraiser. The allocation of the purchase price has not yet been finalized. The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

  Taugagreining

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

  Pro forma financial information

        The results of these acquisitions are included in the accompanying Consolidated Financial Statements since their respective dates of acquisition.

        The following unaudited pro forma financial information represents the Company's consolidated results from continuing operations for the periods indicated as if the acquisitions of Oxford Medical, Micro Medical, Pulmonetics, and Intermed had occurred on January 4, 2004. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased intangible asset amortization, decreased interest income on the cash used to finance the acquisitions, increased interest expense on the debt incurred to finance the Pulmonetics and Intermed acquisitions and increased income taxes at a rate consistent with the Company's effective tax rate in each year. The pro forma results exclude the write-off of purchased in-process research and development expenses related to the Micro Medical and Pulmonetics acquisitions.

	For the Year Ended
	December 31, 2005	January 1, 2005
	(In thousands)
Revenues	$553,249	$493,204
Net income	$27,862	$13,268
Earnings per share
Basic	$0.89	$0.43
Diluted	$0.86	$0.42

4.    Inventories

        The components of inventories are as follows:

	December 31, 2005	January 1, 2005
	(In thousands)
Raw materials	$51,811	$42,621
Work-in-process	10,743	7,943
Finished goods	26,890	22,087

	$89,444	$72,651

5.    Property, Plant and Equipment

        Property, plant and equipment consists of the following:

	December 31, 2005	January 1, 2005
	(In thousands)
Land	$1,743	$990
Buildings	13,758	6,892
Machinery and equipment	65,291	62,167
Information technology	4,367	4,095
Furniture and fixtures	12,464	8,796
Leasehold improvements	23,146	7,187
Construction-in-progress	3,277	5,875

	124,046	96,002
Accumulated depreciation	(72,482)	(68,495)

	$51,564	$27,507

        Depreciation expense associated with property, plant and equipment was $9,062,000, $6,871,000, and $7,111,000 in 2005, 2004 and 2003, respectively.

6.    Goodwill

        The carrying amount of goodwill, by business segment, for the years ended December 31, 2005 and January 1, 2005, and the changes in those balances are as follows:

	Respiratory Care Segment	NeuroCare Segment	MedSystems Segment	Orthopedics Segment	Total
	(in thousands)
Balance at January 3, 2004	$122,654	$54,633	$5,149	$—	$182,436
Goodwill as a result of acquisitions	—	3,428	—	—	3,428
Purchase accounting adjustments	(148)	—	—	—	(148)
Foreign currency translation	4,371	147	—	—	4,518

Balance at January 1, 2005	$126,877	$58,208	$5,149	$—	$190,234
Goodwill as a result of acquisitions	61,591	12,975	601	7,919	83,086
Foreign currency translation	(9,770)	(1,588)	—	(106)	(11,464)

Balance at December 31, 2005	$178,698	$69,595	$5,750	$7,813	$261,856

7.    Intangible Assets

        The gross carrying amount and accumulated amortization of the Company's intangible assets as of December 31, 2005 and January 1, 2005 are as follows:

	December 31, 2005			January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Software	$17,832	$(13,801)	$4,031	$30,048	$(22,627)	$7,421
Patents	9,304	(1,525)	7,779	3,373	(942)	2,431
Technology	38,231	(10,485)	27,746	12,377	(2,266)	10,111
Trademarks	7,001	(635)	6,366	1,100	(27)	1,073
Customer Relationships	5,706	(1,098)	4,608	—	—	—
Other intangibles	12,000	(1,293)	10,707	2,721	(924)	1,797

	$90,074	$(28,837)	$61,237	$49,619	$(26,786)	$22,833

        The gross carrying amount of the Company's intangible assets that have indefinite lives and are not subject to amortization as of December 31, 2005 and January 1, 2005 are $4,834,000 and $1,033,000 respectively. These assets are comprised of acquired trademarks.

        Amortization expense of intangible assets was $9,605,000, $5,690,000, and $3,843,000 in 2005, 2004 and 2003, respectively.

        The estimated future annual amortization expense for each of the next five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2006	$9,852
2007	$8,716
2008	$8,346
2009	$6,741
2010	$5,327

8.    Revolving Credit Facility

        On May 3, 2005, the Company entered into a five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the "Facility"), replacing the $60,000,000 Senior Revolving Credit Facility which would have expired on May 31, 2005. The Facility includes a $20,000,000 letter of credit sub-facility and a $20,000,000 swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200,000,000. The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions. At December 31, 2005, $67,500,000 was outstanding under the Facility, with $0 outstanding under the swing line loan sub-facility. In addition, $2,715,000 of standby letters of credit were outstanding under the Facility. At December 31, 2005, $79,785,000 was available for borrowings under the Facility.

        At the Company's option, loans borrowed under the Facility (other than swing line loans) will bear interest at either (1) the London Interbank Borrowing Rate ("LIBOR") plus an applicable margin that will vary based on the Company's leverage ratio as defined in the agreement, or (2) the alternative base rate, defined as the higher of the lender's prime rate or the Federal Funds Rate plus .50%. Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment. The average interest rate incurred for 2005 was 4.51%. The interest rate on borrowings outstanding at December 31, 2005 ranged from 4.82% to 5.16%.

        The Facility contains customary affirmative and negative covenants, including but not limited to requirements to maintain a leverage ratio of debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") no greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, minimum stockholders' equity and limits on the amount of capital expenditures in any one year to the greater of $30,000,000 or 5% of the Company's consolidated net assets.

9.    Capital Stock

        In August 2001, the Company's Board of Directors and sole stockholder approved an amendment to the Company's Certificate of Incorporation to, among other items, authorize 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company's Board of Directors without future stockholder approval. The amendment also increased the number of authorized shares of common stock, $.01 par value per share, for issuance from 3,000 shares to 100,000,000 shares. There was no preferred stock issued or outstanding at December 31, 2005.

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

10.    Stock Option Plan

        In September 2001, the Company adopted the Equity Incentive Plan (the "Plan"). The Plan permits the Company's Board of Directors to grant incentive stock options to employees of the Company and non-qualified stock options, restricted stock, performance stock and other stock-based incentive awards to officers, directors, employees and consultants of the Company. In February 2002, the Board of Directors amended the Plan and received approval at the Annual Meeting of Stockholders on May 9, 2002 to increase the total number of shares available for issuance under the Plan from 4,680,000 to 6,680,000. The exercise price for incentive stock options granted under the Plan may not be less than 100% of the fair market value of the Company's common stock at the date of grant. Options issued under the Plan are generally exercisable in three equal annual installments commencing one year from the date of grant and expire if not exercised within ten years from the date of grant. At December 31, 2005, approximately 438,000 shares remain available for future grant under the Plan.

        A summary of the Company's stock option activity is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding at December 28, 2002	4,221	$14.84
Granted	1,642	16.08
Exercised	(557)	13.47
Cancelled or expired	(521)	14.50

Options outstanding at January 3, 2004	4,785	$15.44
Granted	1,034	18.46
Exercised	(599)	14.27
Cancelled or expired	(675)	17.10

Options outstanding at January 1, 2005	4,545	$15.95
Granted	543	23.04
Exercised	(764)	15.07
Cancelled or expired	(92)	17.84

Options outstanding at December 31, 2005	4,232	$16.97

Options exercisable at year end:
January 3, 2004	1,977	$14.74
January 1, 2005	2,680	$15.04
December 31, 2005	2,774	$15.70

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2005 (shares in thousands):

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (in years)
Range of Exercise Prices	Number of Shares Outstanding		Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$12.46-$17.81	2,969	6.7	$15.06	2,255	$14.69
$18.79-$28.14	1,263	7.7	$21.48	519	$20.08

$12.46-$28.14	4,232	7.0	$16.97	2,774	$15.70

11.    Employee Benefit Plans

Employee Stock Purchase Plan

        In October 2001, the Company adopted an employee stock purchase plan in which substantially all of the Company's full-time employees became eligible to participate effective July 1, 2002. Under this plan, employees may contribute up to 10% of their compensation toward the purchase of the Company's common stock at the lower of 85% of the fair market price on the first or last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year that the shares are issued. Under the terms of the plan, a total of 650,000 shares of common stock have been reserved for issuance to employees. At December 31, 2005, approximately 325,650 shares remain available for purchase under the plan.

401(k) Savings Plan

        The Company has a 401(k) savings plan that covers substantially all of its U.S. employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percent of their salary to the plan. The Company matches a certain percentage of each participant's contributions as per the provisions of the plan. The expense under the plan related to the Company's matching contribution was $2,776,000, $2,512,000, and $2,464,000 in 2005, 2004 and 2003, respectively.

12.    Restructuring

        In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2005 Restructuring Plan

        In the third quarter of 2005, the Company initiated a plan to restructure its international operations, which included closing its manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 10 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into the Company's existing facility in Old Woking, United Kingdom. For the year ended December 31, 2005, a total of $600,000 of restructuring expenses had been incurred in connection with this plan, which includes employee severance and related expenses as well as costs incurred related to the termination of distribution agreements. Total expenses under this plan are not expected to exceed $1,000,000.

2004 Restructuring Plan

        In the third quarter of 2004, the Company initiated a company-wide restructuring plan to lower its cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning Respiratory Care's U.S. manufacturing operations from Yorba Linda, California to the Company's Respiratory Care facility in Palm Springs, California, combining Respiratory Care's U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands. The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. As of December 31, 2005, all of the targeted positions had been eliminated. The total amount of restructuring expense incurred in connection with this plan was approximately $12,000,000.

        A summary of the restructuring activity associated with the 2004 Restructuring Plan is as follows (in thousands):

	Employee Severance and Related Expenses	Employee Retention Payments	Facility Closure Costs	Other Costs	Total
Balance at January 3, 2004	$—	$—	$—	$—	$—
Costs accrued (a)	8,248	216	6	137	8,607
Payments	(4,284)	(22)	(6)	(137)	(4,449)
Foreign currency translation	278	—	—	—	278

Balance at January 1, 2005	$4,242	$194	$—	$—	$4,436
Costs accrued (a)	3,056	194	60	147	3,457
Payments	(7,135)	(388)	(60)	(147)	(7,730)
Foreign currency translation	(163)	—	—	—	(163)

Balance at December 31, 2005	$—	$—	$—	$—	$—

(a)
Reflects costs of $852 in Respiratory Care, $201 in NeuroCare and $2,404 in the corporate office.

2003 German Restructuring Plans

        In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of December 31, 2005, 15 of these positions had been eliminated and approximately $533,000 of severance has been paid. Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $2,000,000. As of December 31, 2005, a total of approximately $1,536,000 of restructuring expense had been incurred in connection with this plan since inception.

        A summary of the restructuring activity associated with the 2003 Restructuring Plans is as follows (in thousands):

	EME Restructuring Plan		NeuroCare Restructuring Plan	German Restructuring Plan
	Employee Retention Payments	Other Costs	Employee Severance and Related Expenses	Employee Severance and Related Expenses	Total
Balance at December 28, 2002	$—	$—	$—	$—	$—
Costs accrued	899	7	551	304	1,761
Payments	(848)	(7)	(551)	(129)	(1,535)
Foreign currency translation	(51)	—	—	5	(46)

Balance at January 3, 2004	$—	$—	$—	$180	$180
Costs accrued	5	—	—	865	870
Payments	(5)	—	—	(147)	(152)
Foreign currency translation	—	—	—	98	98

Balance at January 1, 2005	$—	$—	$—	$996	$996
Costs accrued	—	—	—	367	367
Payments	—	—	—	(257)	(257)
Foreign currency translation	—	—	—	(137)	(137)

Balance at December 31, 2005	$—	$—	$—	$969	$969

2002 and 2001 Restructuring Plans

        Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by these actions included the Company's New Hampshire and Colorado facilities, which were consolidated with the Company's NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany. The balance of this reserve at December 31, 2005 was $258,000 and was comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease income. These amounts will be paid over their respective lease terms, the longest of which extends to 2014.

13.    Income Taxes

        The components of income from continuing operations before income taxes are as follows (in thousands):

	2005	2004	2003
Domestic	$4,952	$34,718	$29,106
Foreign	(1,715)	(11,207)	10,038

	$3,237	$23,511	$39,144

        The components of the provision for income taxes on continuing operations are as follows (in thousands):

	2005	2004	2003
Current:
Federal	$10,973	$4,053	$5,399
State	1,191	1,659	1,352
Foreign	2,014	502	3,485

Total current	14,178	6,214	10,236

Deferred:
Federal	(183)	5,059	2,492
State	2	410	227
Foreign	(455)	(3,208)	351

Total deferred	(636)	2,261	3,070

Total provision for income taxes	$13,542	$8,475	$13,306

        The provision for income taxes differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes due to the following (in thousands):

	2005	2004	2003
Federal Statutory Rate	$1,133	$8,229	$13,700
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	775	1,345	1,026
Production activity and export sales benefits	(2,060)	(1,983)	(1,750)
Effect of foreign operations	1,001	621	324
In-process research and development	12,215	128	—
Research and development credit	(324)	(150)	(202)
Nondeductible expenses	1,011	301	315
Other	(209)	(16)	(107)

	$13,542	$8,475	$13,306

        Deferred tax assets and liabilities in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	2005	2004
Deferred Tax Assets (Liabilities):
Reserves and accruals	$5,760	$4,134
Inventory basis difference	4,376	4,837
Net operating loss and credit carryforwards	4,939	3,347
Accrued compensation	2,017	1,526
Depreciation and amortization	(15,939)	(6,450)
Deferred credits and amortization	1,267	1,224
Prepaid expenses	(683)	(716)
Other, net	884	(550)

	2,621	7,352
Less: Valuation allowance	(6,013)	(1,001)

	$(3,392)	$6,351

        The valuation allowance relates to uncertainty surrounding the realization of tax net operating loss carryforwards, the utilization of foreign tax credits, and other acquisition related items. The portion of the valuation allowance that relates to net operating loss and credit carryforwards represents 68% of the total, and the portion related to acquisition related items represents 32% of the total. To the extent tax benefits are realized and the valuation allowance is no longer required, approximately 81% will be adjusted through goodwill and 19% would reverse through tax expense.

        At December 31, 2005, the Company had U.S. and foreign net operating loss carryforwards of approximately $13,300,000. A portion of the U.S. net operating losses can be carried back with the remainder eligible to be carried forward for up to 20 years. The Company had $6,000,000 of foreign net operating losses. Approximately $4,200,000 of the net foreign operating loss carryforwards do not expire. The remainder expire at various times over the next 5 years. Deferred taxes have not been provided on approximately $10,700,000 of cumulative undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. since the Company plans to keep such amounts permanently invested overseas.

14.    Discontinued Operations

        In September 2002, the Company announced its plan to exit the patient monitoring business by divesting MDE and in September 2003, the Company announced its plan to sell certain assets of Thermedics. Thermedics manufactured polyurethanes for medical and industrial applications. These decisions were made as a result of the determination that MDE and Thermedics did not fit into the Company's long-term strategy of focusing and investing resources in the Respiratory Care, NeuroCare, Med Systems and Orthopedics segments. The consolidated financial statements have been restated to account for MDE and Thermedics as discontinued operations. MDE and Thermedics were previously part of the Med Systems segment.

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

        On June 30, 2005, the Company completed the sale of the obstetrics and cardiovascular ("OB and CV") businesses that were acquired from Oxford Medical in March 2005 for approximately $6,421,000. The assets were recorded at fair value as of the date of acquisition and no gain or loss was recognized on the sale. The results of the OB and CV businesses have been reported as discontinued operations in the Consolidated Statements of Operations. The Company earned a selling commission of approximately $140,000 as compensation for continuing to run operations related to portions of the OB and CV business until the completion of the transition in the fourth quarter of 2005.

        The operating results of the OBCV, MDE and Thermedics discontinued operations are as follows:

	2005	2004	2003
	(In thousands)
Revenues	$5,089	$—	$12,513
Gain/(Loss) before income taxes	$832	$(333)	$(4,917)
Net Gain/(Loss)	$536	$(205)	$(4,252)

15.    Commitments and Contingencies

Commitments

        The Company leases certain office, warehouse and manufacturing space under various operating lease arrangements. Future annual minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 31, 2005 are as follows (in thousands):

Fiscal Year
2006	8,168
2007	7,554
2008	6,245
2009	5,829
2010	5,159
Thereafter	14,821

        Total rent expense under operating leases was $8,405,000, $7,104,000, and $5,372,000 in 2005, 2004 and 2003, respectively.

Contingencies

        On June 28, 2005, the Company received an adverse jury verdict in a case alleging employment discrimination and appealed the decision. The Company subsequently resolved the matter on February 27, 2006 pursuant to a confidential agreement. The net cost of this case to the Company, taking into account settlement amounts paid, legal fees incurred and deductibles paid as well as insurance proceeds received, was not material to the Company.

        Tecomet Inc. ("Tecomet"), a subsidiary of the Company has been advised by Smith & Nephew, Inc. ("S&N") that S&N may file a claim against Tecomet for indemnity and/or contribution in connection with more than 750 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N. At this stage, it is not possible to predict the likelihood or amount of any liability on the part of Tecomet nor the amount, if any, that would be covered under the Company's product liability insurance policies. If a suit is filed against Tecomet, Tecomet intends to defend it vigorously. In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. These three cases were later dismissed without prejudice. In 2005, Tecomet was named as a defendant in a lawsuit in Oklahoma, which was brought by a plaintiff alleging facts similar to those raised in the three cases that were filed in Texas. The Company believes that the amount of damages sought in the pending case would not be material to the Company's consolidated financial position, results of operations or cash flows.

        The Company is involved in litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of December 31, 2005, Pulmonetic Systems Inc. ("Pulmonetics"), a subsidiary of the Company acquired in 2005, had four product liability cases outstanding related to its ventilator products, and the Company's remaining ventilator business had three product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases. The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company's acquisition agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement.

        On May 13, 2004, the Company settled litigation with INO Therapeutics, LLC ("INO Therapeutics"), AGA AB and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and entered into a settlement and co-development agreement with INO Therapeutics. Following dismissal of the litigation, the Company received $7,500,000 in the second quarter of 2004. This included $6,000,000 in connection with the dismissal of the litigation, which is included in Legal Settlement in the accompanying 2004 Consolidated Statement of Operations. In addition, the Company received $1,500,000 related to the Company's submission to INO Therapeutics of a research and development plan for a nitric oxide indication in connection with the co-development agreement, which is included in service revenue in the accompanying 2004 Consolidated Statement of Operations.

        In the fourth quarter of 2005, the Company achieved another milestone under the co-development agreement by submitting an application for an investigational new drug ("IND") and received $1,500,000.

        In addition, during 2005, the Company and INO Therapeutics amended certain portions of the co-development agreement. Pursuant to the amendments, the Company recognized $1,250,000 in the second quarter of 2005 related to the buyout by INO Therapeutics of a purchase obligation. In addition, the Company recognized $3,000,000 in the fourth quarter of 2005 upon the achievement of a milestone under the amended co-development agreement. All amounts received in 2005 are included in service revenue in the accompanying 2005 Consolidated Statement of Operations. Additional payments totaling $4.5 million may be earned by the Company if future development milestones are achieved.

        The milestone payments earned to date are non-refundable and are not contingent on future performance under the co-development agreement.

        In July 1999, the Company commenced a lawsuit against a former employee and a related corporation, Pulmonetic Systems, Inc. ("Pulmonetics"), for patent infringement and other actions. The defendants in this case counter-sued, claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement, which settled all outstanding lawsuits between the companies and related parties. Under the agreement both companies have access to certain technologies and rights used in the companies' ventilators and the Company was paid $4,000,000 in licensing fees over the three years ended March 2005. The licensing fees were recognized ratably over a four-year period. $1,000,000 was recognized during 2005 and no amounts are outstanding at December 31, 2005. Effective June 20, 2005, the Company acquired all of the outstanding stock of Pulmonetics for a cash purchase price of approximately $99,787,000 (including expenditures associated with the acquisition and subject to certain working capital adjustments). Pulmonetics has been assigned to the Company's Respiratory Care segment.

        In addition to the matters discussed above, from time to time the Company faces litigation and liability exposure for existing and potential claims. These claims are primarily related to patent and intellectual property matters, the manufacturing and sale of medical devices, distributor terminations, employment matters and the Company's ongoing restructuring efforts. The Company's international operations, which generated 43% of the Company's total revenues in 2005 and 44% of the Company's total revenues in 2004 and 2003, also expose the Company to the risks of being sued in a foreign jurisdiction.

        Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of management's time, attention and resources. The Company believes that it maintains adequate insurance coverage, including product liability and employment practices liability insurance, to cover certain employment and product liability litigation. However, there can be no assurance that its insurance coverage is adequate or that it will continue to be available to the Company on acceptable terms, if at all. A successful claim or series of claims brought against the Company could require it to pay substantial amounts that could materially adversely affect the results of the Company's operations and financial conditions. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a judgment or settlement that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

16.    Related-party Transactions

Advance to Chief Executive Officer

        In 2001, the Company advanced its chief executive officer $500,000, which was forgiven ratably over the four years following execution of his employment agreement. At December 31, 2005, the advance balance has been forgiven in full.

17.    Segment and Geographic Information

Segment Information

        The Company has aggregated its business units into four reportable segments: Respiratory Care, NeuroCare, MedSystems, and Orthopedics. The Respiratory Care segment develops, manufactures, markets and services products for the diagnosis and treatment of respiratory insufficiency caused by illness, injury or premature birth, pulmonary and sleep-related disorders. The NeuroCare segment principally develops, manufactures, markets, and services a comprehensive line of neurodiagnostic, vascular and audiology systems. The MedSystems segment develops, manufactures and markets medical imaging equipment and cardio-vascular implants. The Orthopedics segment manufactures and markets disposable medical products and specialty metal components for orthopedics. In classifying operations into a particular segment, the Company aggregates businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

        The Company previously organized and operated its business through the following four reportable segments: Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. During the first quarter of 2005, the Company changed its reportable segments to reflect how it now manages its business. As a result, Respiratory Technologies and Critical Care operating segments were combined into one operating segment called Respiratory Care. The Company also split its Medical and Surgical Products operating segment into two separate segments: MedSystems and Orthopedics.

        Summarized financial information concerning the Company's reportable segments is shown in the following table.

	2005	2004	2003
	(In thousands)
Revenues:
Respiratory Care	$312,268	$248,229	$247,025
NeuroCare	123,057	85,056	91,964
Med Systems	32,882	30,609	29,134
Orthopedics	41,767	29,308	26,824

	$509,974	$393,202	$394,947

Income from Continuing Operations Before Income Taxes:
Operating Income (Loss):
Respiratory Care	$5,841	$24,055	$40,709
NeuroCare	(1,639)	(229)	3,798
Med Systems	6,174	5,884	5,657
Orthopedics	8,570	4,156	3,659
Corporate (a)	(14,187)	(11,263)	(12,771)

Operating Income	4,759	22,603	41,052
Other Income (Expense), net	(1,522)	908	(1,908)

Income from Continuing Operations Before Income Taxes	$3,237	$23,511	$39,144

Total Assets:
Respiratory Care	$422,457	$279,914	$283,217
NeuroCare	149,424	119,608	103,550
Med Systems	28,049	18,286	19,095
Orthopedics	36,560	25,024	14,531
Corporate (b)	12,097	105,004	83,932

	$648,587	$547,836	$504,325

Depreciation and Amortization:
Respiratory Care	$12,632	$8,914	$7,020
NeuroCare	6,499	3,825	3,041
Med Systems	1,292	1,018	1,139
Orthopedics	1,418	1,311	1,062
Corporate	612	507	512

	$22,453	$15,575	$12,774

Capital Expenditures:
Respiratory Care	$12,619	$5,140	$2,415
NeuroCare	2,242	1,229	536
Med Systems	1,535	1,388	1,350
Orthopedics	3,094	1,932	1,146
Corporate	458	912	518

	$19,948	$10,601	$5,965

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

	2005	2004	2003
	(In thousands)
Revenues:
United States	$292,450	$220,238	$221,265
International	217,524	172,964	173,682

Total Revenues	$509,974	$393,202	$394,947

Long-Lived Assets:
United States	$244,253	$163,443	$149,913
International:
Germany	45,467	51,214	47,887
United Kingdom	74,202	29,176	28,238
Other	13,337	—	83

Total Long-Lived Assets	$377,259	$243,833	$226,121

        There was no country outside of the U.S. in which revenues exceeded 10% of the Company's total revenues in 2005, 2004 or 2003.

18.    Summarized Quarterly Financial Data (Unaudited)

        Summarized quarterly financial results for the year ended December 31, 2005 are as follows:

	For the Quarter Ended
	April 2, 2005(a)	July 2, 2005	October 1, 2005	December 31, 2005
	(In thousands, except per share amounts)
Revenues	$102,445	$125,431	$126,899	$155,197
Gross Margin	$47,873	$56,820	$60,850	$75,571
Income (Loss) from Continuing Operations (b)	$4,547	$(30,876)	$4,316	$11,706
Discontinued Operations	313	134	90	—

Net Income (Loss)	$4,860	$(30,742)	$4,406	$11,706

Earnings (Loss) per Share (2):
Basic:
Continuing Operations	$.15	$(.99)	$.14	$.37
Discontinued Operations	.01	.01	.00	.00

	$.16	$(.98)	$.14	$.37

Diluted:
Continuing Operations	$.14	$(.99)	$.13	$.36
Discontinued Operations	.01	.01	.00	—

	$.15	$(.98)	$.13	$.36

(a)
On June 30, 2005, the Company completed the sale of the OB and CV businesses that were acquired form Oxford Medical in March 2005. Amounts have been restated for the quarter ended April 2, 2005 to reflect this business as a discontinued operation.

(b)
During the quarter ended July 2, 2005, the Company recorded $34,909,000 of purchased in-process research and development expenses in connection with two separate business combinations which are discussed in further detail in Note 18.

        Summarized quarterly financial results for the year ended January 1, 2005 are as follows:

	For the Quarter Ended
	April 3, 2004	July 3, 2004 (1)	October 2, 2004	January 1, 2005
	(In thousands, except per share amounts)
Revenues	$95,589	$95,354	$91,578	$110,681
Gross Margin	$41,857	$43,329	$40,727	$48,419
Income from Continuing Operations	$2,678	$7,545	$(2,164)	$6,977
Discontinued Operations	—	—	—	(205)

Net Income	$2,678	$7,545	$(2,164)	$6,772

Earnings (Loss) per Share (2):
Basic:
Continuing Operations	$.09	$.25	$(.07)	$.23
Discontinued Operations	—	—	—	(.01)

	$.09	$.25	$(.07)	$.22

Diluted:
Continuing Operations	$.09	$.24	$(.07)	$.23
Discontinued Operations	—	—	—	(.01)

	$.09	$.24	$(.07)	$.22

(1)
In the second quarter of fiscal 2004, the Company recognized one-time legal settlement gains of $3,870,000, on an after-tax basis, in connection with its settlement with INO Therapeutics (See Note 15).

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

        The Company recorded $3,409,000 of purchased in-process research and development expenses in connection with the acquisition of Micro Medical. The portion of the Micro Medical purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method ("FIN 4"). This charge is included in the Company's Consolidated Statements of Operations for the year ended December 31, 2005 as a separate component of operating expense.

        The technology acquired was a versatile, portable spirometer which uses Micro Medical's precision Gold Standard Digital Volume Transducer especially suited to measuring very low flow rates in patients with chronic obstructive pulmonary disease. At the date of acquisition the project was in late-stage development, but further design and development was required at the date of acquisition. Development activities were substantially completed in 2005. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of 24%. The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology. Risks to completion of development within a reasonable period of time are relatively low and risk to successful commercialization include acceptance of the technology in the marketplace and competition.

        The Company recorded $31,500,000 of purchased in-process research and development expenses in connection with the acquisition of Pulmonetics. The portion of the Pulmonetics purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4. This charge is included in the Company's Consolidated Statements of Operations for the year ended December 31, 2005 as a separate component of operating expense.

        The technology acquired represents a portable ventilator. The Company believes that at the date of acquisition the device was in mid-stage development. Development activities include pilot testing and approval from the United States Food and Drug Administration ("FDA"). In 2005, the Company incurred approximately $1,800,000 to further develop the technology. The Company expects to incur an additional amount up to $4,900,000 through 2007 to complete the development of the technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 16%. The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology. Risks to commercialization include approval from the FDA and acceptance of the technology in the marketplace.

        The Company recorded $386,000 of purchased in-process research and development expenses in connection with the acquisition of Taugagreining. The portion of the Taugagreining purchase price allocated to in-process research and development expense was determined by an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4. This charge is included in the Company's Consolidated Statements of Operations for the year ended January 1, 2005.

VIASYS HEALTHCARE INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Acquisition Adjustments	Additions Charged to Costs and Expenses	Accounts Written Off	Other (a)	Balance a End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year Ended December 31, 2005	$5,113	$1,475	$2,367	$(2,544)	$(387)	$6,024
Year Ended January 1, 2005	$5,955	—	$528	$(1,491)	$121	$5,113
Year Ended January 3, 2004	$6,113	—	$464	$(1,272)	$650	$5,955

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
*10.5	Employment Agreement, dated as of November 29, 2004, by and between the Company and Matthew M. Bennett.
*10.6	Employment Agreement, dated as of November 29, 2004, by and between the Company and John F. Imperato.
*10.7	Employment Agreement, dated as of November 29, 2004, by and between the Company and Thomas I. Kuhn.
*10.8	Employment Agreement, dated as of November 29, 2004, by and between the Company and Gregory G. Martin.
*10.9	Employment Agreement, dated as of November 29, 2004, by and between the Company and Giulio A. Perillo
*10.10	Change of Control Agreement, dated as of September 26, 2005, by and between the Company and Scott Hurley.
*10.11	Change of Control Agreement, dated as of September 26, 2005, by and between the Company and Wesley N. Riemer.

10.12
Plan and Agreement of Distribution between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
10.13
Tax Matters Agreement between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
10.14
Rights Agreement between the Company and the Rights Agent, is incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.15
VIASYS Healthcare Inc. Indemnification Agreement between the Company and its directors and officers, is incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
†10.16
VIASYS Healthcare Inc. Equity Incentive Plan (as amended on May 5, 2004), is incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 11, 2004.
†10.17
VIASYS Healthcare Inc. Deferred Compensation Plan for Directors, is incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
†10.18
Letter Agreement, dated as of September 24, 2001, by and between the Company, Randy H. Thurman and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
†10.19
Term Note, dated as of April 19, 2001, by and between the Company and Randy H. Thurman, is incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.
10.20
Lease for Millennium III of the Millennium Corporate Center, dated October 3, 2001, by and between the Company and Washington Street Associates II, L.P, is incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.
10.21
Credit Agreement, dated as of May 3, 2005, among the Company, Key Bank National Association, as co-lead arranger, sole book runner, swing line lender and administrative agent, JP Morgan Chase Bank, N.A., as co-lead arranger and syndication agent, Fifth Third Bank, as documentation agent, and certain other bank parties therein, is incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 6, 2005.
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
PART II
PART III
PART IV
SIGNATURES
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS AND SCHEDULE
VIASYS HEALTHCARE INC. CONSOLIDATED BALANCE SHEETS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF OPERATIONS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
VIASYS HEALTHCARE INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
VIASYS HEALTHCARE INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VIASYS HEALTHCARE INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
VIASYS HEALTHCARE INC. EXHIBIT INDEX