Form 10-Q
period 2006-04-01
VIASYS HEALTHCARE INC
filed 2006-05-11
CIK 1123361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarter period ended April 1, 2006

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

As of May 9, 2006, the Registrant had 32,369,956 shares of Common Stock, par value $.01, outstanding. This number excludes 24,288 shares held by the Registrant as treasury shares.

VIASYS HEALTHCARE INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2006	December 31, 2005
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$16,723	$19,531
Accounts receivable, less allowance for doubtful accounts of $6,590 and $6,024 at April 1, 2006 and December 31, 2005, respectively	126,833	144,041
Inventories	99,266	89,444
Deferred income taxes, net	13,459	13,054
Prepaid expenses and other current assets	6,119	5,258
Total Current Assets	262,400	271,328
Property, Plant and Equipment, net	52,166	51,564
Goodwill	263,986	261,856
Intangible Assets, net	59,968	61,237
Other Assets	2,339	2,602
Total Assets	$640,859	$648,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$30,721	$30,956
Accounts payable	32,469	33,014
Accrued payroll and related benefits	13,965	18,626
Deferred revenue	18,351	13,292
Accrued installation and warranty costs	9,587	8,978
Accrued commissions	3,538	4,684
Income taxes payable	5,508	5,160
Accrued restructuring costs	974	1,227
Other accrued expenses	20,071	21,062
Total Current Liabilities	135,184	136,999
Revolving credit facility – non-current portion	16,700	37,100
Deferred Income Taxes, net	16,737	16,446
Other Long-Term Liabilities	7,792	7,926
Total Liabilities	176,413	198,471
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,266,137 and 31,958,137 shares issued; 32,241,849 and 31,952,540 shares outstanding at April 1, 2006 and December 31, 2005, respectively	322	319
Additional paid-in capital	375,614	367,579
Treasury stock, at cost; 24,288 and 5,597 shares at April 1, 2006 and December 31, 2005	(662)	(111)
Retained earnings	76,732	71,231
Accumulated other comprehensive income	12,440	11,098
Total Stockholders’ Equity	464,446	450,116
Total Liabilities and Stockholders’ Equity	$640,859	$648,587

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended
	April 1, 2006	April 2, 2005
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product	$118,223	$89,815
Service	17,296	12,630
Total revenues	135,519	102,445
Cost of Revenues:
Product	59,584	46,738
Service	10,009	7,834
Total cost of revenues	69,593	54,572
Gross Margin	65,926	47,873
Operating Expenses:
Selling, general and administrative expense	47,241	33,836
Research and development expense	9,404	6,622
Restructuring charges	(90)	671
Total operating expenses	56,555	41,129
Operating Income	9,371	6,744
Other Income (Expense):
Interest income	144	584
Interest expense	(1,020)	(120)
Other, net	100	(158)
Total other (expense) income	(776)	306
Income from Continuing Operations Before Income Taxes	8,595	7,050
Provision for Income Taxes	(3,094)	(2,503)
Income from Continuing Operations	5,501	4,547
Income from Discontinued Operations (net of income tax provision of $172)	—	313
Net Income	$5,501	$4,860

Earnings per Share:
Basic:
Continuing Operations	$.17	$.15
Discontinued Operations	—	.01
	$.17	$.16
Diluted :
Continuing Operations	$.17	$.14
Discontinued Operations	—	.01
	$.17	$.15

Weighted Average Shares Outstanding:
Basic	32,097	31,121
Diluted	33,072	31,629

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	April 1, 2006	April 2, 2005
	(Unaudited) (In thousands)

Cash Flows from Operating Activities:
Income from continuing operations	$5,501	$4,547
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,135	4,582
Tax benefit related to stock option exercises	—	75
Excess tax benefit from exercise of stock options	(1,062)	—
Non-cash stock-based compensation	3,094	—
Other non-cash items	(559)	252
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	17,126	1,983
Inventories	(10,067)	(968)
Prepaid expenses and other current assets	(638)	(526)
Accounts payable	(672)	(3,505)
Other current liabilities	(218)	3,854
Other, net	(1,591)	(2,722)
Net cash provided by operating activities from continuing operations	17,049	7,572
Net cash provided by operating activities from discontinued operations	—	313
Net cash provided by operating activities	17,049	7,885

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(100)	(85,790)
Expenditures for property, plant and equipment	(4,176)	(6,196)
Proceeds from sale of property, plant and equipment	391	18
Expenditures for intangible assets	(1,151)	(1,629)
Net cash used in investing activities	(5,036)	(93,597)

Cash Flows from Financing Activities:
Increase (decrease) in current portion of long-term obligations	(229)	3
Increase (decrease) in long term obligations	(20,380)	—
Proceeds from stock option exercises	3,937	672
Repurchase of treasury stock	(551)	—
Excess tax benefit from exercise of stock options	1,062	—
Net cash (used in) provided by financing activities	(16,161)	675
Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	1,340	(1,035)
Net Decrease in Cash and Cash Equivalents	(2,808)	(86,072)
Cash and Cash Equivalents at Beginning of Period	19,531	122,281
Cash and Cash Equivalents at End of Period	$16,723	$36,209

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of April 1, 2006 and December 31, 2005, the results of operations for the three month periods ended April 1, 2006 and April 2, 2005, and cash flows for the three month periods ended April 1, 2006 and April 2, 2005. These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results that may be expected for the full year.

Results of operations for the three month period ended April 2, 2005 have been presented to report the results of the obstetrics and cardiovascular business that was acquired from Oxford Instruments plc as discontinued operations. See Note 11 for a complete discussion of the Company’s discontinued operations.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.                                      Acquisitions

Navion Biomedical Corporation

Effective January 18, 2005, the Company acquired substantially all of the assets of Navion Biomedical Corporation. As a result, the Company acquired a business that develops, manufactures and markets a device used to facilitate the placement of peripherally inserted central catheters and central venous catheters, for a cash purchase price of $3,571,000 (including expenditures associated with the acquisition), of which $178,000 was paid out of escrow in the first quarter of 2006. In connection with this acquisition, the Company recorded $601,000 of goodwill, which was assigned to the Company’s MedSystems segment, and $2,900,000 of intangible assets, consisting of purchased technology. An independent appraiser was used to determine the fair market value and the estimated useful lives of the intangible assets acquired. Other tangible net assets of $70,000 were also acquired.

Oxford Medical

Effective March 1, 2005, the Company acquired the medical division of Oxford Instruments plc (“Oxford Medical”) for a net cash purchase price of approximately $46,019,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. Oxford Medical is based in the United Kingdom and develops, designs, manufactures and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical’s several business components. Neurophysiology’s principal product lines include electromyography (“EMG”) equipment, EMG needles and neurological disposables.  The business also contained obstetrics, antenatal and fetal monitors and ambulatory cardiology products, which were sold in the second quarter of 2005 for $6,421,000 as described in Note 11. Oxford Medical has been assigned to the Company’s NeuroCare segment.

The Company has allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$876
Accounts receivable	16,462
Inventory	9,435
Property, plant and equipment	3,983
Other current assets	2,169
Net assets available for sale	6,421
Goodwill	13,955
Intangible assets	10,200
Non-current deferred income taxes	(2,478)
Liabilities assumed	(15,004)
Net Assets Acquired	$46,019

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

In connection with the acquisition of the Oxford Medical businesses, the Company has initiated exit plans for acquired activities that are redundant with the Company’s existing operations. The plan includes the closure of five facilities and the elimination of 28 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves in purchase accounting totaling $2,259,000. As of April 1, 2006, 26 positions had been eliminated and four facilities have been closed. The remaining reserves of $807,000 are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of the reserve activity related to the Oxford Medical acquisition-related restructuring plan as of April 1, 2006 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Payments Made through April 1, 2006	Balance as of April 1, 2006
Severance and employee related costs	$1,580	$(1,401)	$179

Lease cancellation fees	679	(51)	628
	$2,259	$(1,452)	$807

Micro Medical Limited

On March 16, 2005, the Company acquired all of the outstanding capital stock of Micro Medical Limited (“Micro Medical”), a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $39,916,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. In addition, the Company may also be required to pay additional consideration upon the achievement of certain criteria. Micro Medical has been assigned to the Company’s Respiratory Care segment.

The Company has allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$2,589
Accounts receivable	4,590
Inventory	1,272
Property, plant and equipment	9,130
Other assets	272
Goodwill	23,379
Intangible assets:
In-process research and development	3,409
Developed technology	4,800
Trade name	1,900
Other	400
Accounts payable and other current liabilities	(5,770)
Non-current deferred income taxes	(2,288)
Long-term liabilities	(3,767)
Net Assets Acquired	$39,916

The developed technology is being amortized on a straight-line basis over 10 years; other intangible assets are being amortized on a straight-line basis over 3 years. The trade name was deemed to have an indefinite life and is, therefore, not subject to amortization. The amount allocated to purchased in-process research and development was expensed in the second quarter of 2005 because the products under development had not reached technological feasibility and had no future alternative use. See Note 12 for discussion of purchased in-process research and development. The fair value of the intangible assets and in-process research and development expenses and the estimated useful lives of the intangible assets were determined by an independent appraiser.

Pulmonetic Systems, Inc.

On June 20, 2005, the Company acquired all of the outstanding capital stock of Pulmonetic Systems, Inc. (“Pulmonetics”), a company based in Minneapolis, Minnesota, that develops, designs, manufactures and markets portable mechanical ventilators for home health care, for a cash purchase price of approximately $99,807,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. The purchase price was financed with existing cash and borrowings under the Company’s revolving credit facility and was subject to potential post-closing adjustments based upon, among other things, the net asset value of Pulmonetics as of the closing date. Pulmonetics has been assigned to the Company’s Respiratory Care segment.

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands:)

Cash and cash equivalents	$10,123
Accounts receivable	7,282
Inventory	4,148
Property, plant and equipment	1,673
Other assets	2,613
Goodwill	38,495
Intangible assets:
In-process research and development	31,500
Developed technology	13,100
Distribution Network	6,200
Trade name	1,800
Other	1,744
Non-current deferred income taxes	(8,063)
Liabilities assumed	(10,808)
Net Assets Acquired	$99,807

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-10 years. The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. See Note 12 for discussion of purchased in-process research and development. The fair value of the intangible assets and in-process research and development expenses and the estimated useful lives of the intangible assets were determined by an independent appraiser. The allocation of the purchase price has not yet been finalized. The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

Intermed Precision Limited

On November 3, 2005, the Company acquired all of the outstanding capital stock of Intermed Precision Limited (“Intermed”) for a cash purchase price of $10,698,000, including expenditures associated with the acquisition. Intermed is based in Ireland and develops and supplies orthopedic instruments, implants, and micro-machined components used in minimally invasive surgical devices. The business also provides a comprehensive range of services including design, prototyping, regulatory assistance, precision machining of metals and plastics, surface treatments, and assembly. Intermed has been assigned to the Company’s Orthopedics segment.

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands:)

Cash and cash equivalents	$103
Accounts receivable	951
Inventory	397
Property, plant and equipment	1,497
Prepaid expenses	28
Other current assets	273
Goodwill	7,956
Customer relationship	1,300
Accounts payable and other current liabilities	(1,074)
Non-current deferred income taxes	(157)
Long term liabilities	(576)
Net Assets Acquired	$10,698

The intangible asset, which consists of customer relationships, is being amortized on a straight-line basis over 7 years. The fair value and the estimated useful life of the intangible asset were determined by an independent appraiser. The allocation of the purchase price has not yet been finalized. The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

Taugagreining

On July 28, 2004, the Company acquired substantially all of the assets of Taugagreining, hf. (“Taugagreining”), an Icelandic company that develops and markets electroencephalography (“EEG”) technology for the diagnosis and monitoring of neurological function, for a cash purchase price of $5,601,000, including expenditures associated with the acquisition. In addition, the Company may also be required to pay up to $900,000 in additional future payments based on the achievement of various performance milestones through December 31, 2006. Any such payments will be accounted for as additional purchase price.

Pro forma financial information

                The results of these acquisitions are included in the accompanying Condensed Consolidated Financial Statements since their respective dates of acquisition.

The following unaudited pro forma financial information represents the Company’s consolidated results of operations for the periods indicated as if the acquisitions of Oxford Medical, Micro Medical, Pulmonetics and Intermed had occurred on January 2, 2005. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased depreciation expense, increased intangible asset amortization and increased income taxes at a rate consistent with the Company’s effective tax rate in each year.

	For the Three Months Ended
	April 1, 2006	April 2, 2005
	(In thousands)

Revenues	135,519	127,380
Net Income	5,501	5,572

Earnings per Share:
Basic	0.17	0.18
Diluted	0.17	0.18

3.                                      Inventories

The components of inventories are as follows:

	As of April 1, 2006	As of December 31, 2005
	(In thousands)

Raw materials	$54,114	$51,811
Work-in-process	10,501	10,743
Finished goods	34,651	26,890
	$99,266	$89,444

4.                                      Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended April 1, 2006 and April 2, 2005 are as follows:

	For the Three Months Ended
	April 1, 2006	April 2, 2005
	(In thousands)

Net income	$5,501	$4,860
Foreign currency translation adjustments	1,342	(5,809)
Comprehensive income (loss)	$6,843	$(949)

Accumulated other comprehensive income as of April 1, 2006 and April 2, 2005 consisted solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

5.                                      Stock-Based Compensation

In September 2001, the Company adopted the Equity Incentive Plan (the “Plan”). The Plan permits the Company’s Board of Directors to grant incentive stock options to employees of the Company and non-qualified stock options, restricted stock, performance stock and other stock-based incentive awards to officers, directors, employees and consultants of the Company. In February 2002, the Board of Directors amended the Plan and received approval at the Annual Meeting of Stockholders on May 9, 2002 to increase the total number of shares available for issuance under the Plan from 4,680,000 to 6,680,000. In January 2006, the Board of Directors amended the Plan, and the stockholders approved certain of the amendments at the Annual Meeting on May 11, 2006, to increase the total number of shares available for issuance under the plan from 6,680,000 to 8,680,000. The exercise price for incentive stock options granted under the Plan may not be less than 100% of the fair market value of the Company’s common stock at the date of grant. Options issued under the Plan are generally exercisable in three equal annual installments commencing one year from the date of grant and expire if not exercised within ten years from the date of grant. Options granted in January 2006 vest in three equal annual installments in years four through six from the date of grant. Restricted stock units granted in March 2006 vest as follows: one third on the date of grant and the remaining two-thirds in equal installments commencing one year from the date of grant

Effective January 1, 2006, the Company adopted FASB Statement No 123R, Share-Based Payment, or “SFAS 123R.”  SFAS 123R requires the recognition of the fair value of stock compensation in net income. The Company recognizes the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company uses the straight-line method to account for compensation cost for awards with graded vesting. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, “APB 25”, and related interpretations in accounting for stock compensation.

The Company elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in the Company’s previous filings.

The Company’s income before income taxes and net income for the three months ended April 1, 2006 were $3,094,000 and $2,048,000 lower, respectively, as a result of stock-based compensation expense incurred, which included charges resulting from the adoption of SFAS 123R on January 1, 2006. The impact of stock-based compensation expense was $0.06 per basic and diluted share in the current quarter.

Under the provision of SFAS 123R, the Company recorded $3,094,000 of stock compensation in its unaudited consolidated statement of operations for the three months ended April 1, 2006. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R with the following weighted average assumptions.

For the Three Months Ended April 1, 2006

Dividend Yield	—
Expected Volatility	36.0%
Average Risk Free Interest Rate	4.4%
Expected Life (in years)	5 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to the exercise of options by our employees based on historical exercise patterns for similar type options.

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the three months ended April 1, 2006 was $10.78.

Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 8.0% for all options. Under the true-up provision of SFAS 123R, the Company will record additional expense if actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeitures is higher than estimated.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,062,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had not adopted SFAS 123R.

SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company has accounted for all stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the company’s stock option plans in the prior year period presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option pricing formula and amortized expense over the options’ vesting periods.

For the Three Months Ended April 2, 2005
(In thousands, except per share amounts)

Net income, as reported	$4,860
Add: Stock-based compensation expense included in net income, net of related tax effects	66
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(870)
Pro forma net income	$4,056

Basic EPS:
As reported	$.16
Pro forma	$.13
Diluted EPS:
As reported	$.15
Pro forma	$.13

During the three months ended April 2, 2005, the per share weighted-average fair values of the options granted under the stock option plan was $7.61. The Company utilized the Black-Scholes valuation model for estimating these fair values, with the following weighted-average assumptions:

For the Three Months Ended April 2, 2005

Dividend Yield	—
Expected Volatility	35.0%
Average Risk Free Interest Rate	4.1%
Expected Life (in years)	5 years

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was done in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28. Total compensation cost of options granted but not yet vested, as of April 1, 2006, was $8,621,000, which is expected to be recognized over the weighted average period of 3.5 years. At December 31, 2005 and April 1, 2006, approximately 438,000 and 164,000 shares, respectively, remained available for future grant under the Plan.

The following table summarizes activity under all stock award plans:

	Number of Stock Options	Weighted Average Exercise Price
	(in thousands)
Balance at December 31, 2005	4,232	$16.97
Granted	141	27.60
Exercised	(256)	15.38
Cancelled or expired	(20)	19.96

Balance at April 1, 2006	4,097	$17.41
Exercisable at April 1, 2006	2,804	15.73

Number of Restricted Stock Units
(in thousands)
Balance at December 31, 2005	—
Granted	166
Vested	(55)
Cancelled or expired	—

Balance at April 1, 2006	111

The per share weighted average fair value of the restricted stock units granted under the stock compensation plan for the three months ended April 1, 2006 was $29.33, which was based on the closing stock price of the Company on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at April 1, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$12.46 – $17.81	2,750	6.5	$15.10	2,252	$14.63
$18.79 – $28.14.	1,347	7.7	$22.11	552	$20.22

$12.46 – $28.14.	4,097	6.9	$17.41	2,804	$15.73

6.                                      Restructuring

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2005 Restructuring Plan

In the third quarter of 2005, the Company initiated a plan to restructure its international operations, which included closing its manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 11 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into the Company’s existing facility in Old Woking, United Kingdom. As of April 1, 2006, a total of $764,000 of restructuring expenses had been incurred in connection with this plan, of which $164,000 were incurred in the first quarter of 2006. Expenses incurred include employee severance and related expenses as well as costs incurred related to the termination of certain distribution agreements. Total expenses under this plan are not expected to exceed $1,000,000.

2003 German Restructuring Plan

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of April 1, 2006, 17 of these positions have been eliminated and approximately $577,000 of employee severance and related expenses have been paid. In the first quarter of 2006, the Company recorded an adjustment to reduce the restructuring accrual by $276,000 based on a change in estimated amounts to be incurred under this plan. Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1,725,000. As of April 1, 2006, a total of $1,260,000 of restructuring expense has been incurred in connection with this plan.

A summary of the restructuring activity associated with the 2003 German Restructuring Plan is as follows (in thousands):

Employee Severance and Related Expenses

Balance at January 1, 2005	$996
Costs accrued	367
Payments	(257)
Foreign currency translation	(137)
Balance at December 31, 2005	$969
Reversal of excess reserves	(276)
Payments	(44)
Foreign currency translation	13
Balance at April 1, 2006	$662

2002 and 2001 Restructuring Plans

Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by these actions included the Company’s New Hampshire and Colorado facilities, which were consolidated with the Company’s NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany. The balance of this reserve at April 1, 2006 of $251,000 was comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease incomes. These amounts will be paid over their respective lease terms, the longest of which extends until 2014.

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

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended April 1, 2006			Three Months Ended April 2, 2005
	(In thousands, expect per share amounts)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$5,501	32,097	$0.17	$4,860	31,121	$0.16
Dilutive effect of outstanding stock options	—	975	—	—	508	(0.01)
Diluted EPS	$5,501	33,072	$0.17	$4,860	31,629	$0.15

For the three months ended April 1, 2006 and April 2, 2005, options to purchase approximately 59,500 and 864,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.

8.                                      Segment Information

The Company has aggregated its business units into four reportable segments: Respiratory Care, NeuroCare, Medsystems, and Orthopedics. The Respiratory Care segment develops, manufactures, markets and services products for the diagnosis and treatment of respiratory insufficiency caused by illness, injury or premature birth, pulmonary and sleep-related disorders. The NeuroCare segment principally develops, manufactures, markets, and services a comprehensive line of neurodiagnostic, vascular and audiology systems. The MedSystems segment develops, manufactures and markets medical imaging equipment and cardio-vascular implants. The Orthopedics segment manufactures and markets disposable medical products and specialty metal components for orthopedics. In classifying operations into a particular segment, the Company aggregates businesses with similar economic characteristics, products and services.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	For the Three Months Ended
	April 1, 2006	April 2, 2005
	(In thousands)
Revenues:
Respiratory Care	$86,317	$61,348
NeuroCare	29,845	24,770
MedSystems	8,146	7,504
Orthopedics	11,211	8,823
	$135,519	$102,445

	For the Three Months Ended
	April 1, 2006	April 2, 2005
	(in thousands)
Income Before Income Taxes:
Operating Income:
Respiratory Care	$11,170	$7,299
NeuroCare	810	(627)
MedSystems	1,369	1,025
Orthopedics	2,095	1,692
Corporate (a)	(6,073)	(2,645)
Operating Income	9,371	6,744
Other Income (Expense), net	(776)	306
Income from Continuing Operations Before Income Taxes	$8,595	$7,050

(a)          Primarily general and administrative expenses, including stock-based compensation expense.

	As of April 1, 2006	As of December 31, 2005
	(In thousands)
Total Assets:
Respiratory Care	$417,896	$422,457
NeuroCare	151,576	149,424
MedSystems	26,538	28,049
Orthopedics	34,621	36,560
Corporate (b)	10,228	12,097
	$640,859	$648,587

(b)         Primarily cash and cash equivalents and deferred tax assets.

9.                                      Contingencies

Tecomet Inc. (“Tecomet”), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a lawsuit against Tecomet for indemnity and/or contribution in connection with more than 815 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. S&N has also advised Tecomet that S&N is also aware of approximately 150 additional revisions which it has not yet settled. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N, which include assertions that at least some of the Tecomet texturing on the implants did not comply with the manufacturing specifications. At this stage, it is not possible to predict the likelihood or amount of liability, if any, on the part of Tecomet, or the amount, if any, that would be covered under the Company’s product liability insurance policies. If a lawsuit is filed against Tecomet, Tecomet intends to defend it vigorously.

In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. These three cases were later dismissed without prejudice and settled by S&N. In 2005, Tecomet was named as a defendant in a lawsuit in Oklahoma, which was brought by a plaintiff alleging facts similar to those raised in the three cases that were filed in Texas. The Company believes that the amount of damages sought in the pending case in Oklahoma would not be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of April 1, 2006, Pulmonetic Systems Inc. had four product liability cases outstanding related to its ventilator products, and the Company’s remaining ventilation business had three product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases. The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

On May 13, 2004, the Company settled litigation with INO Therapeutics, LLC (“INO Therapeutics”), AGA AB and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and entered into a settlement and co-development agreement with INO Therapeutics. Following dismissal of the litigation, the Company received $7,500,000 in the second quarter of 2004. This included $6,000,000 in connection with the dismissal of the litigation. In addition, the Company received $1,500,000 related to the Company’s submission to INO Therapeutics of a research and development plan for a nitric oxide indication in connection with the co-development agreement.

In the fourth quarter of 2005, the Company achieved another milestone under the co-development agreement by submitting an application for an investigational new drug (“IND”) and received $1,500,000.

In addition, during 2005, the Company and INO Therapeutics amended certain portions of the co-development agreement. Pursuant to the amendments, the Company received $1,250,000 in the second quarter of 2005 related to the buyout by INO Therapeutics of a purchase obligation. In addition, the Company recognized $3,000,000 in the fourth quarter of 2005 upon the achievement of a milestone under the amended co-development agreement.

The Company recognized $2,250,000 in the first quarter of 2006 upon the achievement of another milestone. Additional payments totaling $2,250,000 million may be earned by the Company if future development milestones are achieved.

The milestone payments earned to date are non-refundable and are not contingent on future performance under the co-development agreement.

In July 1999, the Company commenced a lawsuit against a former employee and a related corporation, Pulmonetics, for patent infringement and other actions. The defendants in this case counter-sued, claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement, which settled all outstanding lawsuits between the companies and related parties. Under the agreement both companies have access to certain technologies and rights used in the companies’ ventilators and the Company was paid $4,000,000 in licensing fees over the three years ending March 2005. The licensing fees were recognized ratably over a four-year period. The Company recognized $1,000,000 during 2005, and no amounts are outstanding at April 1, 2006. Effective June 20, 2005, the Company acquired all of the outstanding stock of Pulmonetics for a cash purchase price of approximately $99,807,000 (including expenditures associated with the acquisition and subject to certain working capital adjustments). Pulmonetics has been assigned to the Company’s Respiratory Care segment.

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

10.                               Revolving Credit Facility

On May 3, 2005, the Company entered into a five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”), replacing the $60,000,000 Senior Revolving Credit Facility which was to expire on May 31, 2005. The Facility includes a $20,000,000 letter of credit sub-facility and a $20,000,000 swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200,000,000. The lenders under the Facility, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions. At April 1, 2006, $46,700,000 was outstanding under the Facility, including $700,000 outstanding under the swing line loan sub-facility. In addition, $2,668,000 of standby letters of credit were outstanding under the Facility. At April 1, 2006, $100,632,000 was available for borrowings under the Facility.

At the Company’s option, loans borrowed under the Facility (other than swing line loans) will bear interest at either (1) the London Interbank Borrowing Rate (“LIBOR”) plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, as defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%. Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment. The average interest rate incurred for the first quarter of 2006 was 5.05%. The interest rate on borrowings outstanding at April 1, 2006 was 5.47%.

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

11.                               Discontinued Operations

On June 30, 2005, the Company completed the sale of the obstetrics and cardiovascular (“OB and CV”) businesses that were acquired from Oxford Medical in March 2005 for approximately $6,421,000. The assets were recorded at fair value as of the date of acquisition and no gain or loss was recognized on the sale. The consolidated financial results have been presented to report the OB and CV business as a discontinued operation. The Company earned a selling commission as compensation for continuing to run operations related to portions of the OB and CV business while the transition was being completed through 2005.

The results of operations for the OB and CV businesses for the three months ended April 1, 2006 and April 2, 2005 since the date of acquisition were as follows:

	For the three months ended April 1, 2006	For the three months ended April 2, 2005
	(in 000s)	(in 000s)

Product revenues	$—	$1,739
Cost of revenues	—	903
Operating expenses	—	351

Net income before tax	$—	$485

12.                               Purchased In-Process Research and Development Expenses

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

The technology acquired was a versatile, portable spirometer which uses Micro Medical’s precision Gold Standard Digital Volume Transducer especially suited to measuring very low flow rates in patients with chronic obstructive pulmonary disease. At the date of acquisition the project was in late-stage development, but further design and development was required. Development activities were substantially completed in 2005. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of 24%. The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology. These products were recently commercialized. Risk to successful commercialization include acceptance of the technology in the marketplace and competition.

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

The technology acquired was a portable ventilator. The Company believes that at the date of acquisition the device was in mid-stage development. Development activities include pilot testing and approval from the United States Food and Drug Administration (“FDA”). The Company has incurred approximately $3,000,000 to further develop the technology, $1,200,000 of which was incurred in the current quarter. The Company expects to incur up to an additional $3,700,000 through 2007 to complete development of the technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 16%. The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology. Risks to commercialization include approval from the FDA and acceptance of the technology in the marketplace.

13.                               Subsequent Events

On April 10, 2006, the Company announced its investment in Theranox Inc. (“Theranox”), a company dedicated to exploring medical applications of topically applied gaseous nitric oxide. The Company made an initial investment in Theranox for approximately $669,000 in exchange for approximately a 7% equity interest in Theranox, with a commitment to invest another $331,000 upon Theranox’s completion of certain milestones. The Company will use the cost method to account for this investment.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to, statements related to the expected cost of annual savings from and timing of our restructuring plans, the final allocation of the purchase price of businesses acquired in 2005, the impact of recent accounting pronouncements, expected expenditures for the remainder of 2006, expected pre-tax restructuring charges, expectation to be able to meet the requirements of the Facility through the expiration date, and the belief that our available cash and cash equivalents, cash from operations and cash under the Facility will be sufficient to finance our operations and commitments for the foreseeable future. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q. There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including market acceptance of our products, our ability to maintain regulatory approvals and protect our intellectual property, our ability to integrate acquisitions, our ability to develop and launch new products and the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Risk Factors.”

Results of Operations

In order to more fully understand the comparison of the results of operations for the first quarter of 2006 as compared to the same period in 2005, it is important to note the following significant changes in our operations that occurred in 2005:

Effective January 18, 2005, we acquired substantially all of the assets of Navion Biomedical Corporation. Effective March 1, 2005, we acquired the medical division of Oxford Instruments plc. Effective March 16, 2005, we acquired all of the outstanding capital stock of Micro Medical Limited. Effective June 20, 2005, we acquired all of the outstanding stock of Pulmonetic Systems, Inc. Effective November 2, 2005, we acquired all of the outstanding common stock of Intermed Precision Limited. The results of operations for each of these acquisitions has been included in the consolidated statements of income since the date of each acquisition.

On June 30, 2005, we completed the sale of the obstetrics and cardiovascular (“OB and CV”) businesses that we acquired from Oxford Medical in March 2005. The consolidated financial results have been presented to report OB and CV as a discontinued operation.

Comparison of Results for the First Quarter of 2006 to the First Quarter of 2005

Revenues

Revenues increased $33.1 million, or 32.3%, to $135.5 million for the first quarter of 2006 from $102.4 million for the first quarter of 2005. This increase was due to increases in revenue of $25.0 million in Respiratory Care, $5.1 million in NeuroCare, $2.4 million in Orthopedics and $0.6 million in MedSystems. The increase was driven primarily by the addition of sales from businesses acquired in 2005. Also contributing to the growth were higher sales of our ventilators, higher sales in the clinical services business, and higher sales of domestic pulmonary function testing equipment, vascular products, audio products, enteral delivery products and industrial products.

Gross Margin

Gross margin increased $18.0 million, or 37.8%, to $65.9 million for the first quarter of 2006 from $47.9 million for the first quarter of 2005. As a percentage of revenues, gross margin increased 190 basis points to 48.6% for the first quarter of 2006 from 46.7% for the first quarter of 2005. This increase was primarily due to the addition of acquired businesses, as well as higher revenues in our clinical service business, the receipt of a $2.3 million milestone payment related to the development of an indication of nitric oxide, and increased sales volume. Also contributing were increased sales of higher margin products, manufacturing efficiencies resulting from productivity programs and the restructuring plan initiated in the third quarter of 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $13.4 million, or 39.6%, to $47.2 million for the first quarter of 2006 from $33.8 million for the first quarter of 2005. This increase was primarily due to expenses incurred by businesses acquired in 2005 and stock compensation expense of $3.1 million, as well as expenses from the expansion of our international sales network. As a percentage of revenues, selling, general and administrative expenses increased 190 basis points, of which 230 basis points is due to stock compensation expense recorded in the current period.

Research and Development Expense

Research and development expense increased $2.8 million, or 42.0%, to $9.4 million for the first quarter of 2006 from $6.6 million for the first quarter of 2005. This increase was largely attributable to research and development activities of the businesses acquired in 2005 as well as increasing our research and development investments related to our new product pipeline.

Restructuring Charges

Restructuring charges were $(0.1) million in the first quarter of 2006 compared to $0.7 million in the first quarter of 2005.

In the third quarter of 2005, we initiated a plan to restructure our international operations, which included closing our manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 11 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into our existing facility in Old Woking, United Kingdom. As of April 1, 2006, a total of $0.8 million of restructuring expenses had been incurred in connection with this plan, of which $0.2 million were incurred in the current quarter. Costs incurred include employee severance and related expenses as well as costs incurred related to the termination of distribution agreements. Total expenses under this plan are not expected to exceed $1.0 million.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of April 1, 2006, 17 of these positions have been eliminated. Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. In the first quarter of 2006, we recorded an adjustment to reduce the restructuring accrual by $0.3 million based on a change in estimated amounts to be incurred under this plan. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1.7 million. As of April 1, 2006, a total of $1.3 million of expense has been incurred related to this plan. Restructuring charges incurred in connection with this plan were $(0.3) million during the first quarter of 2006 compared to $0.4 million during the first quarter of 2005. In the current period, management revised its estimate of amounts to be paid out in benefits associated with the plan, which resulted in a reduction in the accrual. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized through 2009 as the positions are eliminated.

Provision for Income Taxes

Our effective tax rate was 36.0% and 35.5% in the first quarter of 2006 and 2005, respectively. The increase in the effective tax rate in 2006 compared to 2005 is the result of expiration of the federal research and development tax credit as of December 31, 2005. We anticipate that our effective tax rate will return to 35.5% once the federal research and development tax credit is extended. The effective rate in the first quarter of 2006 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes offset by export sales benefits. An impact to the effective tax rate as a result of adoption of FASB Statement No 123R is not expected in 2006.

Discontinued Operations

We had no income from discontinued operations in the first quarter of 2006 compared to $0.5 million in the first quarter of 2005. On June 30, 2005, we completed the sale of the OB and CV businesses that we acquired in the Oxford Medical transaction in March 2005 for approximately $6.4 million in cash. Our 2005 results of operations have been presented to report the results of the OB and CV businesses as discontinued operations.

Segment Information

Respiratory Care

Revenues increased $25.0 million, or 40.7%, to $86.3 million for the first quarter of 2006 from $61.3 million for the first quarter of 2005. This included a 3.5% unfavorable impact of foreign currency translation on sales denominated in local currency. Revenues increased due to sales of portable mechanical ventilators and spirometry systems in the operations acquired from Pulmonetics and Micro Medical, respectively. The increase was also attributable to higher sales of our ventilators and consumable products and higher revenues in our Clinical Services businesses. During the fourth quarter of 2005, we amended an agreement with INO Therapeutics for the development of an indication for nitric oxide. Pursuant to the agreements and in consideration for achieving a milestone under the agreement, we recognized $2.3 million in the first quarter of 2006 and have included this amount in service revenue for the Respiratory Care segment. In addition, we experienced the negative effects of a strike by medical practitioners in Germany and the National Health Services budget constraints in the United Kingdom on sales in those countries.

Operating income increased $3.9 million, or 53.0%, to $11.2 million for the first quarter of 2006 from $7.3 million for the first quarter of 2005. This increase was partially due to the acquisitions of Micro Medical and Pulmonetics and the amount recognized in consideration of the INO milestone. Also contributing to the increase was higher gross margin primarily due to the increased sales and a reduction of restructuring expenses. Partially offsetting these benefits were higher commissions due to increased sales, international selling expense resulting from the opening of our Hong Kong office and expenses from our research and development investments related to our new product pipeline.

NeuroCare

Revenues increased $5.1 million, or 20.5%, to $29.8 million for the first quarter of 2006 from $24.8 million for the first quarter of 2005. Revenue growth resulted from increased sales of consumable products resulting in part from our acquisition of Oxford Medical and higher sales of vascular and audio products.

Operating income increased $1.4 million to $0.8 million for the first quarter of 2006 from a loss of $0.6 million for the first quarter of 2005. The increase was primarily due to higher gross margin from increased sales. In addition, the increased expenses due to the acquisition of Oxford Medical were partially offset by synergies realized from its integration into our existing businesses.

MedSystems

Revenues increased $0.6 million, or 8.6%, to $8.1 million for the first quarter of 2006 from $7.5 million for the first quarter of 2005. This increase was primarily due to higher sales of our enteral delivery products and contributions from our CORTRAK™ and NAVIGATOR® access systems.

Operating income increased $0.3 million, or 33.6%, to $1.4 million for the first quarter of 2006 as compared to $1.0 million the first quarter of 2005. The increase was primarily due to the impact of higher sales and favorable product mix driven by a shift to the higher margin access systems. Partially offsetting this increase was higher selling expenses resulting from the increased sales.

Orthopedics

Revenues increased $2.4 million, or 27.1%, to $11.2 million for the first quarter of 2006 from $8.8 million for the first quarter of 2005. This increase was primarily due to higher sales of orthopedic instruments acquired from Intermed and industrial products.

Operating income increased $0.4 million, or 23.8%, to $2.1 million for the first quarter of 2006 as compared to $1.7 million for the first quarter of 2005. This increase was primarily due to the impact of higher sales volume partially offset by increased selling, general and administrative expenses resulting from the acquisition of Intermed.

Liquidity and Capital Resources

As of April 1, 2006 and December 31, 2005, we had cash and cash equivalents of $16.7 million and $19.5 million, respectively. At April 1, 2006, approximately $16.5 million of our cash and cash equivalents was held internationally and may be subject to U.S. income tax if repatriated to the U.S. Our working capital was approximately $127.2 million and $134.3 million at April 1, 2006 and December 31, 2005, respectively.

Our cash flow from operations increased by $8.6 million to $16.5 million in the first quarter of 2006 from $7.9 million in the first quarter of 2005. Net income adjusted to exclude certain non-cash items, such as depreciation and amortization and stock-based compensation, was approximately $12.5 million and $9.5 million for the first quarter of 2006 and 2005, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in cash inflows of $4.0 million in the first quarter of 2006 and use of cash of $1.9 million in the first quarter of 2005.

We used net cash from investing activities of $5.0 million in the first quarter of 2006, compared to $93.6 million in the first quarter of 2005. This fluctuation was due primarily to businesses acquired in 2005. In January 2005, we paid $3.4 million to acquire substantially all of the assets of Navion Biomedical Corporation. In March, 2005 we paid $45.1 million, net of cash received, to acquire Oxford Medical. In March 2005, we paid $37.3 million, net of cash received, to acquire all of the outstanding stock of Micro Medical. Our expenditures for property, plant and equipment were $4.2 million during the first quarter of 2006, compared to $6.2 million during the first quarter of 2005. Our expenditures for intangible assets were $1.2 million in the first quarter of 2006, compared to $1.6 million in the first quarter of 2005.

We used net cash from financing activities of $15.6 million in the first quarter of 2006, compared to cash provided of $0.7 million in the first quarter of 2005. In the first quarter of 2006, we received $3.9 million in proceeds from the exercise of stock options, compared to $0.7 million in the first quarter of 2005.

On May 3, 2005, we entered into a five-year $150.0 million Senior Unsecured Revolving Credit Facility, replacing the $60.0 million Senior Revolving Credit Facility which was set to expire on May 31, 2005. The Facility includes a $20.0 million letter of credit sub-facility and a $20.0 million swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200.0 million. The lenders under the Facility, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions. At April 1, 2006, $46.7 million was outstanding under the Facility, including $0.7 million outstanding under the swing line loan sub-facility. In addition, $2.7 million of standby letters of credit had been issued under the Facility and $100.6 million was available for borrowings under the Facility.

At the Company’s option, loans borrowed under the Facility (other than swing line loans) bear interest at either (1) LIBOR plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%. Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment. The average interest rate incurred for the first quarter of 2006 was 5.05%. The interest rate on borrowings outstanding at April 1, 2006 was 5.47%.

Our ability to access the Facility will depend on complying with certain customary affirmative and negative covenants, including but not limited to our ability to maintain a leverage ratio of debt to EBITDA of not greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, minimum stockholders’ equity and limits on the amount of capital expenditures in any one year to the greater of $30 million or 5% of the Company’s consolidated net assets. While we were in compliance with the covenants of the Facility as of April 1, 2006 and expect to be able to meet the requirements of the Facility through the expiration date, failure to satisfy any of the conditions would require us to renegotiate the Facility on terms that may not be as favorable or could require us to repay any outstanding balance. While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit arrangement would be on terms that would be attractive to us in financing our business plans.

During the remainder of 2006, we expect to spend between $20.0 million and $25.0 million on capital expenditures for a full year total between $25.0 million and $30.0 million. The estimated and aggregate amounts exclude any acquisitions we may consummate during the remainder of 2006, and are primarily related to product development activities, capacity and efficiency improvement projects, and commencement of the implementation of a company-wide information systems platform. Our capital requirements for the remainder of 2006 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

We believe that our available cash and cash equivalents, cash from operations and cash available under the Facility will be sufficient to finance our operations and commitments for the foreseeable future. However, it is possible that we may need to raise additional funds to finance unforeseen requirements or to acquire other businesses, products or technologies. These funds may be obtained through the sale of equity or debt securities to the public or to selected investors, or by borrowing money from financial institutions. In addition, even though we may not need additional funds, we may still elect to sell additional equity or debt securities or obtain credit facilities for other reasons. There are no assurances that we will be able to obtain additional funds on terms that would be favorable to us, or at all. If funds are raised by issuing additional equity securities or convertible debt securities, the ownership percentage of existing stockholders would be reduced. In addition, equity or debt securities issued by us may have rights, preferences or privileges senior to those of our common stock.

Critical Accounting Policies

The Company has disclosed in Note 2 to its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 those accounting policies that it considers to be significant in determining its results of operations and financial position. Other than the Company’s compliance with the new accounting requirements of SFAS No. 123R, as described below under “New Accounting Standards”, there have been no material changes to the critical accounting policies previously identified and described in the Company’s 2005 Form 10-K. The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS No. 123R”). This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in the Company’s income statement and that such cost be measured at the fair value of the stock options. This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees. In addition, the SEC issued SAB No. 107 “Share Based Payment” in March 2005, which provides supplemental SFAS No. 123R guidance based on the views of the SEC. The Company adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method. The Company recorded $3.1 million related to stock-based compensation expense in the current quarter, all of which was reported in selling, general and administrative expenses. The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted with the following weighted average assumptions:

For the Three Months Ended April 1, 2006

Dividend Yield	—
Expected Volatility	36.0%
Average Risk Free Interest Rate	4.4%
Expected Life (in years)	5 years

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates. These fluctuations could affect our future results of operations and financial condition.

For a complete discussion of the Company’s exposure to foreign currency risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on page 47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes from the information discussed therein.

We are exposed to fluctuations in interest rates on our five-year $150.0 million Senior Unsecured Revolving Credit Facility which bears interest at variable rates over time. Changes in interest rates will affect the amount of our interest payments over the term of the loan. A 100 basis point increase in interest rates on our variable term loan under the Facility would have an annual estimated negative impact on pre-tax earnings of approximately $467,000 based on the amount outstanding on the Facility as of April 1, 2006.

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

(c)  Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tecomet Inc. (“Tecomet”), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a lawsuit against Tecomet for indemnity and/or contribution in connection with more than 815 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. S&N has also advised Tecomet that S&N is also aware of approximately 150 additional revisions which it has not yet settled. Tecomet supplied knee components and a surface texture to S&N that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N, which include assertions that at least some of the Tecomet texturing on the implants did not comply with the manufacturing specifications. At this stage, it is not possible to predict the likelihood or amount of liability, if any, on the part of Tecomet, or the amount, if any, that would be covered under the Company’s product liability insurance policies. If a lawsuit is filed against Tecomet, Tecomet intends to defend it vigorously.

In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed. These three cases were later dismissed without prejudice and settled by S&N. In 2005, Tecomet was named as a defendant in a lawsuit in Oklahoma, which was brought by a plaintiff alleging facts similar to those raised in the three cases that were filed in Texas. The Company believes that the amount of damages sought in the pending case in Oklahoma would not be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of April 1, 2006, Pulmonetic Systems Inc. had four product liability cases outstanding related to its ventilator products, and the Company’s remaining ventilation business had three product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases. The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Date: May 11, 2006

/s/ RANDY H. THURMAN
Randy H. Thurman
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ MARTIN P. GALVAN
Martin P. Galvan
Executive Vice President, Chief Financial Officer, and Investor Relations (Principal Financial Officer)

VIASYS HEALTHCARE INC.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.