Form 10-Q
period 2006-07-01
VIASYS HEALTHCARE INC
filed 2006-08-09
CIK 1123361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarter period ended July 1, 2006

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

As of August 7, 2006, the Registrant had 32,502,116 shares of Common Stock, par value $.01, outstanding. This number excludes 24,288 shares held by the Registrant as treasury shares.

VIASYS HEALTHCARE INC.

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2006	December 31, 2005
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$17,708	$19,531
Accounts receivable, less allowance for doubtful accounts of $6,981 and $6,024 at July 1, 2006 and December 31, 2005, respectively	131,254	144,041
Inventories	95,761	89,444
Deferred income taxes, net	13,729	13,054
Prepaid expenses and other current assets	6,203	5,258
Total Current Assets	264,655	271,328
Property, Plant and Equipment, net	52,707	51,564
Goodwill	269,351	261,856
Intangible Assets, net	60,368	61,237
Other Assets	3,269	2,602
Total Assets	$650,350	$648,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$30,731	$30,956
Accounts payable	27,862	33,014
Accrued payroll and related benefits	16,523	18,626
Deferred revenue	18,906	13,292
Accrued installation and warranty costs	9,939	8,978
Accrued commissions	3,954	4,684
Income taxes payable	8,421	5,160
Accrued restructuring costs	1,005	1,227
Other accrued expenses	17,142	21,062
Total Current Liabilities	134,483	136,999
Revolving credit facility – non-current portion	6,000	37,100
Deferred income taxes, net	16,536	16,446
Other long-term liabilities	8,090	7,926
Total Liabilities	165,109	198,471
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,409,227 and 31,958,137 shares issued; 32,384,939 and 31,952,540 shares outstanding at July 1, 2006 and December 31, 2005, respectively	325	319
Additional paid-in capital	380,437	367,579
Treasury stock, at cost; 24,288 and 5,597 shares at July 1, 2006 and December 31, 2005	(662)	(111)
Retained earnings	83,804	71,231
Accumulated other comprehensive income	21,337	11,098
Total Stockholders’ Equity	485,241	450,116
Total Liabilities and Stockholders’ Equity	$650,350	$648,587

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	July 1, 2006	July 2, 2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Product	$130,353	$112,604
Service	15,822	12,827
Total revenues	146,175	125,431
Cost of Revenues:
Product	67,668	60,827
Service	10,570	7,784
Total cost of revenues	78,238	68,611
Gross Margin	67,937	56,820
Operating Expenses:
Selling, general and administrative expense	46,626	41,553
Purchased in-process research and development expense	—	34,909
Research and development expense	9,163	7,657
Restructuring charges	58	1,030
Total operating expenses	55,847	85,149
Operating Income (Loss)	12,090	(28,329)
Other Income (Expense):
Interest income	163	278
Interest expense	(916)	(485)
Other, net	(156)	(121)
Total other expense	(909)	(328)
Income (Loss) from Continuing Operations Before Income Taxes	11,181	(28,657)
Provision for Income Taxes	(4,025)	(2,219)
Income (Loss) from Continuing Operations	7,156	(30,876)
Income from Discontinued Operations	0	134
Net Income (Loss)	$7,156	$(30,742)

Earnings per Share:
Basic:
Continuing Operations	$.22	$(.99)
Discontinued Operations	—	.01
	$.22	$(.98)
Diluted :
Continuing Operations	$.22	$(.99)
Discontinued Operations	—	.01
	$.22	$(.98)

Weighted Average Shares Outstanding:
Basic	32,313	31,304
Diluted	33,177	31,304

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended
	July 1, 2006	July 2, 2005
	(Unaudited)
	(In thousands, except per share amounts)
Revenues:
Product	$246,325	$202,419
Service	35,369	25,457
Total revenues	281,694	227,876
Cost of Revenues:
Product	127,253	107,565
Service	20,579	15,618
Total cost of revenues	147,832	123,183
Gross Margin	133,862	104,693
Operating Expenses:
Selling, general and administrative expense	93,867	75,389
Purchased in-process research and development expense	—	34,909
Research and development expense	18,568	14,279
Restructuring charges	(33)	1,701
Total operating expenses	112,402	126,278
Operating Income (Loss)	21,460	(21,585)
Other Income (Expense):
Interest income	307	862
Interest expense	(1,936)	(605)
Other, net	(56)	(279)
Total other expense	(1,685)	(22)
Income (Loss) from Continuing Operations Before Income Taxes	19,775	(21,607)
Provision for Income Taxes	(7,119)	(4,723)
Income (Loss) from Continuing Operations	12,656	(26,330)
Income from Discontinued Operations	—	446
Net Income (Loss)	$12,656	$(25,884)

Earnings (Loss) per Share:
Basic:
Continuing Operations	$.39	$(.84)
Discontinued Operations	—	.01
	$.39	$(.83)
Diluted:
Continuing Operations	$.38	$(.84)
Discontinued Operations	—	.01
	$.38	$(.83)

Weighted Average Shares Outstanding:
Basic	32,205	31,212
Diluted	33,124	31,212

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	July 1, 2006	July 2, 2005
	(Unaudited)
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$12,656	$(26,330)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,104	10,883
Tax benefit related to stock option exercises	—	838
Excess tax benefit from exercise of stock options	(1,055)	—
Non-cash stock-based compensation	4,838	308
Purchased in-process research and development	—	34,909
Other non-cash items	(1,099)	(481)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	14,386	(11,585)
Inventories	(6,410)	1,885
Prepaid expenses and other current assets	(650)	(4,148)
Accounts payable	(5,825)	(1,300)
Other current liabilities	7,400	1,487
Accrued expenses	(6,444)	(1,212)
Other, net	(3,940)	(2,374)
Net cash provided by operating activities from continuing operations	26,961	2,880
Net cash provided by operating activities from discontinued operations	—	446
Net cash provided by operating activities	26,961	3,326

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(98)	(174,084)
Expenditures for property, plant and equipment	(6,948)	(11,542)
Proceeds from sale of property, plant and equipment	90	376
Proceeds from sale of discontinued operation	0	6,421
Expenditures for intangible assets	(3,308)	(3,157)
Net cash used in investing activities	(10,264)	(181,986)

Cash Flows from Financing Activities:
(Decrease) increase in current portion of long-term debt	(229)	79,685
Decrease in non-current portion of revolving credit facility	(31,052)	—
Repurchase of treasury stock	(551)	—
Excess tax benefit from exercise of stock options	1,055	—
Proceeds from stock option exercises	5,964	4,631
Proceeds from issuance of common stock under the employee stock purchase plan	1,060	695
Net cash (used in) provided by financing activities	(23,753)	85,011

Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	5,233	(969)
Net Decrease in Cash and Cash Equivalents	(1,823)	(94,618)

Cash and Cash Equivalents at Beginning of Period	19,531	122,281

Cash and Cash Equivalents at End of Period	$17,708	$27,663

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of July 1, 2006 and December 31, 2005, the results of operations for the three and six month periods ended July 1, 2006 and July 2, 2005, and cash flows for the six month periods ended July 1, 2006 and July 2, 2005.  These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results that may be expected for the full year.

Results of operations for the three and six month periods ended July 2, 2005 have been presented to report the results of the obstetrics and cardiovascular business that was acquired from Oxford Instruments plc as discontinued operations.  See Note 11 for a complete discussion of the Company’s discontinued operations.

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

Oxford Medical

Effective March 1, 2005, the Company acquired the medical division of Oxford Instruments plc (“Oxford Medical”) for a cash purchase price of approximately $46,019,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. Oxford Medical is based in the United Kingdom and develops, designs, manufactures and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical’s several business components. Neurophysiology’s principal product lines include electromyography (“EMG”) equipment, EMG needles and neurological disposables.   The business also contained obstetrics, antenatal and fetal monitors and ambulatory cardiology products, which were sold in the second quarter of 2005 for $6,421,000 as described in Note 11.  Oxford Medical has been assigned to the Company’s NeuroCare segment.

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

In connection with the acquisition of the Oxford Medical businesses, the Company has initiated exit plans for acquired activities that are redundant with the Company’s existing operations.  The plan includes the closure of five facilities and the elimination of 28 positions in the areas of sales, finance, service and management.  In connection with the plan, the Company established reserves in purchase accounting totaling $2,259,000.  As of July 1, 2006, 27 positions had been eliminated and four facilities have been closed.  The remaining reserves of $708,000 are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of the reserve activity related to the Oxford Medical acquisition-related restructuring plan as of July 1, 2006 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Payments Made through July 1, 2006	Balance as of July 1, 2006
Severance and employee related costs	$1,580	$(1,461)	$119

Lease cancellation fees	679	(90)	589
	$2,259	$(1,551)	$708

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

The developed technology is being amortized on a straight-line basis over 10 years; other intangible assets are being amortized on a straight-line basis over 3 years. The trade name was deemed to have an indefinite life and is therefore not subject to amortization. The amount allocated to purchased in-process research and development was expensed in the second quarter of 2005 because the products under development had not reached technological feasibility and had no future alternative use.  See Note 12 for further discussion of purchased in-process research and development.  The fair value of the intangible assets and in-process research and development expenses and the estimated useful lives of the intangible assets were determined by an independent appraiser.

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

The Company has allocated the purchase price for the acquisition as follows (in thousands:)

Cash and cash equivalents	$10,123
Accounts receivable	7,148
Inventory	4,148
Property, plant and equipment	1,673
Other assets	2,613
Goodwill	39,245
Intangible assets:
In-process research and development	31,500
Developed technology	13,100
Distribution Network	6,200
Trade name	1,800
Other	1,744
Non-current deferred income taxes	(8,063)
Liabilities assumed	(11,424)
Net Assets Acquired	$99,807

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-10 years.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  See Note 12 for further discussion of purchased in-process research and development.  The fair value of the intangible assets and in-process research and development expenses and the estimated useful lives of the intangible assets were determined by an independent appraiser.

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

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(In thousands)
Revenues	$146,175	$136,821	$281,694	$262,298
Net income	$7,156	$4,844	$12,656	$10,273

Earnings per share
Basic	$.22	$.15	$.39	$.33
Diluted	$.22	$.15	$.38	$.32

3.             Inventories

The components of inventories are as follows:

	As of July 1, 2006	As of December 31, 2005
	(In thousands)

Raw materials	$51,849	$51,811
Work-in-process	11,738	10,743
Finished goods	32,174	26,890
	$95,761	$89,444

4.             Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and six months ended July 1, 2006 and July 2, 2005 are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(In thousands)

Net income (loss)	$7,156	$(30,742)	$12,656	$(25,884)
Foreign currency translation adjustments	8,897	(8,078)	10,239	(13,887)
Comprehensive income (loss)	$16,053	$(38,820)	$22,895	$(39,771)

Accumulated other comprehensive income as of July 1, 2006 and July 2, 2005 consisted solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

5.             Stock-Based Compensation

In September 2001, the Company adopted the Equity Incentive Plan (the “Plan”). The Plan permits the Company’s Board of Directors to grant incentive stock options to employees of the Company and non-qualified stock options, restricted stock, performance stock and other stock-based incentive awards to officers, directors, employees and consultants of the Company. In January 2006, the Board of Directors amended the Plan, and the stockholders approved certain of the amendments at the Annual Meeting on May 11, 2006, to increase the total number of shares available for issuance under the plan from 6,680,000 to 8,680,000.  The exercise price for incentive stock options granted under the Plan may not be less than 100% of the fair market value of the Company’s common stock at the date of grant.  Options issued under the Plan are generally exercisable in three equal annual installments commencing on the first anniversary of the date of grant and expire if not exercised within ten years from the date of grant.  The restrictions on restricted stock units issued under the plan lapse as follows: one third on the date of grant, one third on the first anniversary of the date of grant, and one third on the second anniversary of the date of grant.  Options granted to certain officers of the Company in combination with restricted stock units, described above, under its long-term incentive plan vest in three equal annual installments beginning on the third anniversary from the date of grant.

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment, or “SFAS 123R.”  SFAS 123R requires the recognition of the fair value of stock compensation in net income.  The Company recognizes the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  The Company uses the straight-line method to account for compensation cost for awards with graded vesting.  Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, Accounting for Stock Issued to Employees, “APB 25”, and related interpretations in accounting for stock compensation.

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

The Company’s income before income taxes for the three and six months ended July 1, 2006 was $1,745,000 and $4,838,000 lower, respectively, and the Company’s after-tax net income for the three and six months ended July 1, 2006 was $1,155,000 and $3,203,000 lower, respectively, as a result of stock-based compensation expense incurred, which included charges resulting from the adoption of SFAS 123R on January 1, 2006.  The impact of stock-based compensation expense was $0.04 per basic and $0.03 per diluted share in the three months ended July 1, 2006 and $0.10 per basic and diluted share in the six months ended July 1, 2006.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted after the adoption of SFAS 123R with the following weighted average assumptions.

	For the Three Months Ended July 1, 2006	For the Six Months Ended July 1, 2006

Dividend Yield	—	—
Expected Volatility	35.0%	35.5%
Average Risk Free Interest Rate	5.0%	4.7%
Expected Life (in years)	5 years	5 years

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options.  The risk-free interest rate is derived from the U.S. Federal Reserve rate in effect at the time of grant.  The expected life calculation is based on the observed and expected time to the exercise of options by our employees based on historical exercise patterns for similar options.

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the three and six months ended July 1, 2006 were $7.61 and $9.20, respectively.

Based on the Company’s historical experience of options that cancel before becoming fully vested, the Company has assumed an annualized forfeiture rate of 8.0% for all options.  Under the true-up provision of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS 123R requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The $1,055,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had not adopted SFAS 123R.

SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all stock based compensation under the fair value method of the original SFAS 123.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock based compensation granted under the company’s stock based compensation plans in the prior year period presented.  For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ vesting periods.

	For the Three Months Ended July 2, 2005	For the Six Months Ended July 2, 2005
	(In thousands, except per share amounts)	(In thousands, except per share amounts)

Net loss, as reported	$(30,742)	$(25,884)

Add: Stock-based compensation expense included in net income, net of related tax effects	133	199
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(819)	(1,691)
Pro forma net loss	$(31,248)	$(27,376)

Basic EPS:
As reported	$(.98)	$(.83)
Pro forma	$(1.00)	$(.88)
Diluted EPS:
As reported	$(.98)	$(.83)
Pro forma	$(1.00)	$(.88)

During the three and six months ended July 2, 2005, the per share weighted-average fair value of the options granted under the stock option plan were $7.99 and $7.88, respectively.  The Company utilized the Black-Scholes valuation model for estimating these fair values, with the following weighted-average assumptions:

	For the Three Months Ended July 2, 2005	For the Six Months Ended July 2, 2005

Dividend Yield	—	—
Expected Volatility	35%	35%
Average Risk Free Interest Rate	3.85%	3.92%
Expected Life (in years)	5 years	5 years

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was done in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28.  Total compensation cost of options granted but not yet vested, as of July 1, 2006, was $8,094,000, which is expected to be recognized over the weighted average period of 2.7 years.  At December 31, 2005 and July 1, 2006, approximately 438,000 and 2,045,000 shares, respectively, remained available for future grant under the Plan.

The following tables summarize activity under all stock award plans:

	Number of Stock Options	Weighted Average Exercise Price
	(in thousands)

Balance at December 31, 2005	4,232	$16.97
Granted	280	26.58
Exercised	(396)	15.07
Cancelled or expired	(32)	21.88

Balance at July 1, 2006	4,084	$17.58
Exercisable at July 1, 2006	2,774	$15.98

Number of Restricted Stock Units
(in thousands)

Balance at December 31, 2005	—
Granted	166
Vested	(55)

Balance at July 1, 2006	111

The per share weighted average fair value of the restricted stock units granted under the stock compensation plan for the three and six months ended July 1, 2006 was $29.33, which was based on the closing stock price of the Company on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at July 1, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$12.46 - $17.81	2,595	6.3	$15.14	2,143	$14.71
$18.79 - $28.14	1,489	7.6	$22.40	631	$20.29

$12.46 - $28.14	4,084	6.8	$17.58	2,774	$15.98

6.             Restructuring

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2005 Restructuring Plan

In the third quarter of 2005, the Company initiated a plan to restructure its international operations, which included closing its manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 12 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into the Company’s existing facility in Old Woking, United Kingdom.  As of July 1, 2006, a total of $779,000 of restructuring expenses had been incurred in connection with this plan, of which $179,000 were incurred in the first half of 2006.  Expenses incurred include employee severance and related expenses as well as costs incurred related to the termination of certain distribution agreements.  The balance of this reserve at July 1, 2006 was $58,000.  Total expenses under this plan are not expected to exceed $1,000,000.

2003 German Restructuring Plan

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of July 1, 2006, 18 of these positions have been eliminated and approximately $620,000 of employee severance and related expenses have been paid.  In the first quarter of 2006, the Company recorded an adjustment to reduce the restructuring accrual by $276,000 based on a change in estimated amounts to be incurred under this plan.  In the second quarter of 2006, the Company incurred $42,000 of charges associated with this plan.  Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1,725,000. As of July 1, 2006, a total of $1,302,000 of restructuring expense has been incurred in connection with this plan.

A summary of the restructuring activity associated with the 2003 German Restructuring Plan is as follows (in thousands):

Employee Severance and Related Expenses

Balance at January 1, 2005	$996
Costs accrued	367
Payments	(257)
Foreign currency translation	(137)
Balance at December 31, 2005	$969
Reversal of excess reserves	(234)
Payments	(87)
Foreign currency translation	45
Balance at July 1, 2006	$693

2002 and 2001 Restructuring Plans

Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by these actions included the Company’s New Hampshire and Colorado facilities, which were consolidated with the Company’s NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany. The balance of this reserve at July 1, 2006 of $254,000 was comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease incomes. These amounts will be paid over their respective lease terms, the longest of which extends until 2014.

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

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	July 1, 2006			July 2, 2005
	(In thousands, expect per share amounts)
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$7,156	32,313	$0 .22	$(30,742)	31,304	$(0.98)
Dilutive effect of outstanding stock options	—	864	—	—	—	—
Diluted EPS	$7,156	33,177	$0.22	$(30,742)	31,304	$(0.98)

	Six Months Ended			Six Months Ended
	July 1, 2006			July 2, 2005
	(In thousands, expect per share amounts)
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$12,656	32,205	$0.39	$(25,884)	31,212	$(0.83)
Dilutive effect of stock options outstanding	—	919	0.01	—	—	—
Diluted EPS	$12,656	33,124	$0.38	$(25,884)	31,212	$(0.83)

Since the Company incurred a loss for the three and six months ended July 2, 2005, all of the outstanding stock options were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.  These options could potentially dilute EPS in the future. For the three and six months ended July 1, 2006, options to purchase approximately 533,000 and 391,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.

8.                                      Segment Information

The Company has aggregated its business units into four reportable segments: Respiratory Care, NeuroCare, Medsystems, and Orthopedics. The Respiratory Care segment develops, manufactures, markets and services products for the diagnosis and treatment of respiratory insufficiency caused by illness, injury or premature birth, pulmonary and sleep- related disorders. The NeuroCare segment principally develops, manufactures, markets, and services a comprehensive line of neurodiagnostic, vascular and audiology systems. The MedSystems segment develops, manufactures and markets medical imaging equipment and cardio-vascular implants.  The Orthopedics segment manufactures and markets disposable medical products and specialty metal components for orthopedics. In classifying operations into a particular segment, the Company aggregates businesses with similar economic characteristics, products and services.

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	For the Three Months Ended		For the Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(In thousands)
Revenues:
Respiratory Care	$94,043	$73,274	$180,360	$134,622
NeuroCare	31,441	33,905	61,286	58,675
MedSystems	8,878	8,192	17,024	15,696
Orthopedics	11,813	10,060	23,024	18,883
	$146,175	$125,431	$281,694	$227,876
Income (Loss) from Continuing Operations Before Income Taxes
Operating Income (Loss):
Respiratory Care	$13,061	$(26,234)	$24,231	$(18,936)
NeuroCare	1,543	(1,643)	2,353	(2,270)
MedSystems	1,742	1,652	3,111	2,678
Orthopedics	2,041	2,010	4,137	3,702
Corporate (a)	(6,297)	(4,114)	(12,372)	(6,759)
Operating Income (Loss)	12,090	(28,329)	21,460	(21,585)
Other Income (Expense), net	(909)	(328)	(1,685)	(22)
Income (Loss) from Continuing Operations Before Income Taxes	$11,181	$(28,657)	$19,775	$(21,607)

(a)          Primarily general and administrative expenses, including stock-based compensation expense.

	As of July 1, 2006	As of December 31, 2005
	(In thousands)
Total Assets:
Respiratory Care	$424,495	$422,457
NeuroCare	151,105	149,424
MedSystems	26,891	28,049
Orthopedics	34,371	36,560
Corporate (b)	13,488	12,097
	$650,350	$648,587

(b)         Primarily cash and cash equivalents and deferred tax assets.

9.                                      Contingencies

Tecomet Inc. (“Tecomet”), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a lawsuit against Tecomet for indemnity and/or contribution in connection with more than 840 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. S&N has also advised Tecomet that S&N is also aware of approximately 135 additional revisions which it has not yet settled. Tecomet supplied to S&N knee components and a surface texture that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N, which include assertions that at least some of the Tecomet texturing on the implants did not comply with the manufacturing specifications. At this stage, it is not possible to predict the likelihood or amount of liability, if any, on the part of Tecomet, or the amount, if any, that would be covered under the Company’s product liability insurance policies. If a lawsuit is filed against Tecomet, Tecomet intends to defend it vigorously.

In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed.  These three cases were later dismissed without prejudice and the Company understands that they were later settled by S&N. In 2005 and 2006, Tecomet was named as a defendant in two lawsuits in Oklahoma, which were brought by plaintiffs alleging facts similar to those raised in the three cases that were filed in Texas. The Company believes that the amount of damages sought in the pending cases in Oklahoma would not be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of July 1, 2006, Pulmonetic Systems Inc. had four product liability cases outstanding related to its ventilator products.   On July 17, 2006, both Pulmonetic Systems, Inc. and VIASYS Healthcare Inc. were served with another ventilator product liability lawsuit, pending in California, which was originally filed on January 10, 2006.  The Company’s remaining ventilation business had three product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases.  The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 1999, the Company commenced a lawsuit against a former employee and a related corporation, Pulmonetics, for patent infringement and other actions. The defendants in this case counter-sued, claiming, among other things, trade libel, abuse of process, unfair competition, false advertising, breach of contract and violations of antitrust laws. In March 2002, the parties entered into an agreement, which settled all outstanding lawsuits between the companies and related parties. Under the agreement both companies have access to certain technologies and rights used in the companies’ ventilators and the Company was paid $4,000,000 in licensing fees over the three years ending March 2005. The licensing fees were recognized ratably over a four-year period.  The Company recognized $1,000,000 during 2005, and no amounts are outstanding at July 1, 2006.  Effective June 20, 2005, the

Company acquired all of the outstanding stock of Pulmonetics for a cash purchase price of approximately $99,807,000 (including expenditures associated with the acquisition and subject to certain working capital adjustments).  Pulmonetics has been assigned to the Company’s Respiratory Care segment.

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

10.                               Revolving Credit Facility

On May 3, 2005, the Company entered into a five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”), replacing the $60,000,000 Senior Revolving Credit Facility which was to expire on May 31, 2005.  The Facility includes a $20,000,000 letter of credit sub-facility and a $20,000,000 swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200,000,000.  The lenders under the Facility, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  At July 1, 2006, $36,000,000 was outstanding under the Facility. In addition, $2,689,000 of standby letters of credit were outstanding under the Facility.  At July 1, 2006, $111,311,000 was available for borrowings under the Facility.

At the Company’s option, amounts borrowed under the Facility (other than swing line loans) will bear interest at either (1) the London Interbank Borrowing Rate (“LIBOR”) plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, as defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%.  Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment.  The average interest rate incurred during the first six months of 2006 was 5.45%.  The interest rate on borrowings outstanding at July 1, 2006 was 6.0%.

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

The results of operations for the OB and CV businesses for the three and six months ended July 2, 2005 since the date of acquisition were as follows:

	For the three months ended July 2, 2005	For the six months ended July 2, 2005
	(in thousands)

Product revenues	$3,350	$5,089
Cost of revenues	1,921	2,824
Operating expenses	1,222	1,573

Net income before tax	$207	$692

12.          Purchased In-Process Research and Development Expenses

During the second quarter of 2005, the Company recorded $34,909,000 of purchased in-process research and development expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141, Business Combinations.

The Company recorded $3,409,000 of purchased in-process research and development expenses in connection with the acquisition of Micro Medical.  The portion of the Micro Medical purchase price allocated to in-process research and development represents the estimated fair value of a research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”).

The technology acquired was a versatile, portable spirometer which uses Micro Medical’s precision Gold Standard Digital Volume Transducer especially suited to measuring very low flow rates in patients with chronic obstructive pulmonary disease.  At the date of acquisition the project was in late-stage development, but further design and development was required.  Development activities were substantially completed in 2005. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of 24%.  The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology.  Risk to successful commercialization include acceptance of the technology in the marketplace and competition.  These products were commercialized in 2006.

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

The technology acquired was a portable ventilator.  The Company believes that at the date of acquisition the device was in mid-stage development.  Development activities include pilot testing and approval from the United States Food and Drug Administration (“FDA”).  The Company has incurred approximately $4,375,000 to further develop the technology, $2,575,000 of which was incurred in 2006.  The Company expects to incur up to an additional $1,825,000 to complete development of the technology.  The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 16%.  The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology.  Risks to commercialization include approval from the FDA and acceptance of the technology in the marketplace.

13.          Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions.  Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the retained earnings impact of adopting FIN 48 as well as any other impact on its 2007 financial statements.  Adoption of FIN 48 is also expected to cause greater volatility in the future income statement as tax items are recognized on a more discrete basis.

14.          Subsequent Events

On July 11, 2006, the Company acquired all of the outstanding capital stock of Tiara Medical Systems, Inc. (“Tiara Medical”)  for a purchase price of approximately $24,300,000.  Tiara Medical, which is based in Illinois, is focused in the sleep therapeutic market and designs, manufactures, markets and sells Continuous Positive Airway Pressure masks, headgear, circuits and filters.  Tiara Medical has been assigned to the Company’s Respiratory Care segment.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to, statements related to the final allocation of the purchase price of businesses acquired in 2005, the impact of recent accounting pronouncements, expected expenditures for the remainder of 2006, expected pre-tax restructuring charges, expectation to be able to meet the requirements of the Facility through the expiration date, expectations regarding our portable ventilator, expected effective tax rate and the belief that our available cash and cash equivalents, cash from operations and cash under the Facility will be sufficient to finance our operations and commitments for the foreseeable future.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including market acceptance of our products, our ability to maintain regulatory approvals and protect our intellectual property, our ability to integrate acquisitions, our ability to develop and launch new products and the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Risk Factors.”

Results of Operations

In order to more fully understand the comparison of the results of operations for the second quarter of 2006 as compared to the same period in 2005, it is important to note the following significant changes in our operations that occurred in 2005:

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

Comparison of Results for the Second Quarter of 2006 to the Second Quarter of 2005

Revenues

Revenues increased $20.8 million, or 16.6%, to $146.2 million for the second quarter of 2006 from $125.4 million for the second quarter of 2005.  This increase was due to increases in revenue of $20.7 million in Respiratory Care, $1.7 million in Orthopedics and $0.7 million in MedSystems offset by a decrease in revenue of $2.5 million in NeuroCare. The increases were due to the addition of sales from businesses acquired in or since the second quarter of 2005.  Also contributing to the growth were higher sales in our customer care and clinical services businesses, as well as higher sales of our ventilation, vascular, enteral delivery and industrial products.   Offsetting these increases was a reduction in our EEG and EMG product lines due to changes in our distribution channels from a direct sales force to distributor based.

Gross Margin

Gross margin increased $11.1 million, or 19.5%, to $67.9 million for the second quarter of 2006 from $56.8 million for the second quarter of 2005.  As a percentage of revenues, gross margin increased 120 basis points to 46.5% for the second quarter of 2006 from 45.3% for the second quarter of 2005, which was primarily due to the addition of businesses acquired in or since the second quarter of 2005, as well as higher revenues in our clinical service business and increased sales volume.  In addition, we received a $2.3 million milestone payment related to the development of an indication of nitric oxide compared to a $1.3 million payment for the buyout of a purchase obligation received from INO Therapeutics, LLC in the second quarter of 2005.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $5.0 million, or 12.0%, to $46.6 million for the second quarter of 2006 from $41.6 million for the second quarter of 2005. This increase was primarily due to expenses incurred by businesses acquired in or since the second quarter of 2005, stock compensation expense of $1.7 million and $0.4 million of professional fees related to a strategic transaction that we decided not to pursue.  As a percentage of revenues, selling, general and administrative expenses increased 120 basis points, of which 119 basis points is due to stock compensation expense recorded in the current period.

Purchased In-Process Research and Development Expense

We did not record purchased in-process research and development expenses in 2006.  During the second quarter of 2005, we recorded $34.9 million of purchased in-process research and development expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 “Business Combinations.”

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

Research and Development Expense

Research and development expense increased $1.5 million, or 19.7%, to $9.2 million for the second quarter of 2006 from $7.7 million for the second quarter of 2005. This increase was largely attributable to research and development activities of the businesses acquired in or since the second quarter of 2005 as well as increasing our research and development investments related to our new product pipeline.

Restructuring Charges

Restructuring charges were $0.1 million in the second quarter of 2006 compared to $1.0 million in the second quarter of 2005.

In the third quarter of 2005, we initiated a plan to restructure our international operations, which included closing our manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 12 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into our existing facility in Old Woking, United Kingdom. As of July 1, 2006, a total of $0.8 million of restructuring expenses had been incurred in connection with this plan, of which $16 thousand were incurred in the current quarter.  Costs incurred include employee severance and related expenses as well as costs incurred related to the termination of distribution agreements. Total expenses under this plan are not expected to exceed $1.0 million.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of July 1, 2006, 18 of these positions have been eliminated. Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1.7 million. As of July 1, 2006, a total of $1.3 million of expense has been incurred related to this plan. Restructuring charges incurred in connection with this plan were $42 thousand during the second quarter of 2006 compared to $0.1 million during the second quarter of 2005.  In the first quarter of 2006, management revised its estimate of amounts to be paid out in benefits associated with the plan, which resulted in a reduction in the accrual of $0.3 million.  Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized through 2009 as the positions are eliminated.

Provision for Income Taxes

Our effective tax rate was 36.0% in the second quarter of 2006.   The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by production activity and export sales benefits.  Our effective tax rate in the second quarter of 2005 was less than zero percent due to the $34.9 million book deduction taken for purchased in-process research and development (“IPR&D”) which is not deductible for tax purposes. Excluding the impact of IPR&D, our effective tax rate was 35.5% in the second quarter 2005. The increase in the effective tax rate in 2006 compared to 2005 results from the expiration of the federal research and development tax credit as of December 31, 2005.  We anticipate that our effective tax rate will be 35.5% for the full year 2006 if the federal research and development tax credit is extended with effect from January 1, 2006.  The impact of adopting FASB Statement No. 123R on our effective tax rate in 2006 is not expected to be material.

Discontinued Operations

We had no income from discontinued operations in the second quarter of 2006.  On June 30, 2005, we completed the sale of the OB and CV businesses that we acquired in the Oxford Medical transaction in March 2005 for approximately $6.4 million in cash.  Our 2005 results of operations have been presented to report the results of the OB and CV businesses as discontinued operations.

Segment Information

Respiratory Care

Revenues increased $20.7 million, or 28.3%, to $94.0 million for the second quarter of 2006 from $73.3 million for the second quarter of 2005.  Revenues increased due to sales in the portable mechanical ventilator business acquired with Pulmonetics in the second quarter of 2005 as well as higher sales of our other ventilators and higher revenues in our Clinical Services and Customer Care businesses.  In addition, we received a $2.3 million milestone payment related to the development of an indication of nitric oxide compared to a $1.3 million payment for the buyout of a purchase obligation received from INO Therapeutics, LLC in the second quarter of 2005.  These increases were partially offset by the continuing negative effects of a strike by medical practitioners in Germany and the National Health Services budget constraints in the United Kingdom.

Operating income increased $39.3 million to $13.1 million for the second quarter of 2006 from a loss of $26.2 million for the second quarter of 2005.  This is due to $34.9 million of purchased in-process research and development charge taken related to the acquisitions of Micro Medical and Pulmonetics in the second quarter of 2005.  Excluding this charge, operating income increased $4.4 million, or 50.6%, compared to the second quarter of 2005.  This increase was partially due to the acquisition of Pulmonetics and the increased consideration recognized from milestone payments for the development of an indication of nitric oxide.  Also contributing to the increase in operating income was a reduction in restructuring expenses. Partially offsetting these benefits were higher costs from an investment in our sales force, lower margins on international sales due to pricing pressure in international markets and sales mix, incentive bonuses paid to non-management employees and research and development expenses related to our new product pipeline.

NeuroCare

Revenues decreased $2.5 million, or 7.3%, to $31.4 million for the second quarter of 2006 from $33.9 million for the second quarter of 2005.  This was a result of lower sales of consumable products and neurophysiology products due to changes in our distribution channels from a direct sales force to distributors.  Offsetting these decreases were higher sales of vascular and audio products.

Operating income increased $3.1 million to $1.5 million for the second quarter of 2006 from a loss of $1.6 million for the second quarter of 2005.  This increase is mainly due to synergies realized from Oxford’s integration into our existing business and acquisition related charges taken in the second quarter of 2005.  In August 2006, additional profitability improvement actions were announced including headcount reductions.

MedSystems

Revenues increased $0.7 million, or 8.4%, to $8.9 million for the second quarter of 2006 from $8.2 million for the second quarter of 2005. This increase was primarily due to higher sales of our enteral delivery products and contributions from our CORTRAK® and NAVIGATOR® access systems.

Operating income was $1.7 million for the second quarters of 2005 and 2006.  Higher operating income from increased sales were offset by higher raw material costs and selling expenses resulting from the increased sales.

Orthopedics

Revenues increased $1.7 million, or 17.4%, to $11.8 million for the second quarter of 2006 from $10.1 million for the second quarter of 2005. This increase was primarily due to higher sales of orthopedic instruments as a result of the acquisition of Intermed and higher sales of industrial products.

Operating income was flat, at $2.0 million for the second quarter of 2005 and 2006.  The impact of the higher sales volume was offset by increased expenses related to the acquired business as well as rising raw material costs.

Comparison of Results for the First Half of 2006  to the First Half of 2005

Revenues

Revenues increased $53.8 million, or 23.6%, to $281.7 million for year-to-date 2006 from $227.9 million for the comparable period of 2005.  This increase was due to increases in revenue of $45.8 million in Respiratory Care, $2.6 million in NeuroCare, $4.1 million in Orthopedics, and $1.3 million in MedSystems.  The increase was driven primarily by the addition of sales from businesses acquired in 2005.  Also contributing to the growth were higher sales in the clinical services and customer care businesses, higher sales of domestic pulmonary function testing equipment, and higher sales of ventilation, vascular, and industrial products.  Offsetting these increases was a reduction in our EEG and EMG product lines due to changes in our distribution channels from a direct sales force to distributors.

Gross Margin

Gross margin increased $29.2 million, or 27.9%, to $133.9 million for year-to-date 2006 from $104.7 million for the comparable period of 2005. Gross margin as a percentage of revenues increased 160 basis points to 47.5% for year-to-date 2006 from 45.9% for the comparable quarter of 2005. This increase was primarily due to the addition of acquired businesses, as well as higher revenues in our clinical service business, the receipt of $4.5 million in milestone payments related to the development of an indication of nitric oxide compared to $1.3 million for the buyout of a purchase obligation by INO Therapeutics, LLC recognized in 2005, and increased sales volume.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $18.5 million, or 24.5%, to $93.9 million for year-to-date 2006 from $75.4 million for the comparable period of 2005. This increase was primarily due to expenses incurred by businesses acquired in 2005, stock compensation expense of $4.8 million and $0.4 million of professional fees related to a strategic transaction which we decided not to pursue.  As a percentage of revenues, selling, general and administrative expenses increased 220 basis points, of which 170 basis points is due to stock compensation expense recorded in the current period.

Purchased In-Process Research and Development Expense

We did not record purchased in-process research and development expenses in 2006.  During the first six months of 2005, we recorded $34.9 million of purchased in-process research and development expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 “Business Combinations.”

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

Research and Development Expense

Research and development expense increased $4.3 million, or 30.0%, to $18.6 million for year-to-date 2006 from $14.3 million for the comparable period of 2005.  This increase was largely attributable to research and development activities of the businesses acquired in 2005 as well as increasing our research and development investments related to our new product pipeline.

Restructuring Charges

Restructuring charges were $(33) thousand for year-to-date 2006 compared to $1.7 million in the comparable period of 2005.

In the third quarter of 2005, we initiated a plan to restructure our international operations, which included closing our manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 12 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into our existing facility in Old Woking, United Kingdom. As of July 1, 2006, a total of $0.8 million of restructuring expenses had been incurred in connection with this plan, of which $0.2 million were incurred in the six months ended July 1, 2006.  Costs incurred include employee severance and related expenses as well as costs incurred related to the termination of distribution agreements. Total expenses under this plan are not expected to exceed $1.0 million.

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States.   During the six months ended July 2, 2005, we incurred $1.3 million in connection with this plan.  As of December 31, 2005, all of the targeted positions had been eliminated. The total amount of restructuring expense incurred in connection with this plan was approximately $12.0 million.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of July 1, 2006, 18 of these positions have been eliminated. Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. In the six months ended July 1, 2006, we recorded an adjustment to reduce the restructuring accrual by $0.3 million based on a change in estimated amounts to be incurred under this plan and also recorded restructuring expenses of

$0.04 million.  The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1.7 million. As of July 1, 2006, a total of $1.3 million of expense has been incurred related to this plan. Restructuring charges incurred in connection with this plan were $0.04 million during the first six months of 2006 compared to $0.2 million in the first six months of 2005. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized over the next four years as the positions are eliminated.

Provision for Income Taxes

Our effective tax rate in the first six months of 2006 was 36.0%. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by production activity and export sales benefits.  Our effective tax rate in the first six months of 2005 was less than zero percent due to the $34.9 million book deduction taken for purchased in-process research and development which is not deductible for tax purposes.  Excluding the impact of IPR&D, our effective tax rate was 35.5% in the six months ended July 2, 2005. The increase in the effective tax rate in 2006 compared to 2005 results from the expiration of the federal research and development tax credit as of December 31, 2005.  We anticipate that our effective tax rate will be 35.5% for all of 2006 if the federal research and development tax credit is extended with effect from January 1, 2006.  The impact of adopting FASB Statement No. 123R on our effective tax rate is not expected to be material.

Discontinued Operations

We had no income from discontinued operations in 2006.  On June 30, 2005, we completed the sale of the OB and CV businesses that we acquired in the Oxford Medical transaction in March 2005 for approximately $6.4 million in cash.  Our 2005 results of operations have been presented to report the results of the OB and CV businesses as discontinued operations.

Segment Information

Respiratory Care

Revenues increased $45.8 million, or 34.0%, to $180.4 million for year-to-date 2006 from $134.6 million for the comparable period of 2005.   Revenues increased due to sales of portable mechanical ventilators and spirometry systems in the operations acquired from Pulmonetics and Micro Medical, respectively.  The increase was also attributable to higher sales of our ventilators and consumable products and higher revenues in our Clinical Services and Customer Care businesses.  In addition, we received a $4.5 million in milestone payments related to the development of an indication of nitric oxide compared to a $1.3 million payment for the buyout of a purchase obligation received from INO Therapeutics, LLC in the first half of 2005.  These increases were partially offset by the negative continuing effects of a strike by medical practitioners in Germany and the National Health Services budget constraints in the United Kingdom on sales in those countries during the year-to-date period.

Operating income increased $43.1 million to $24.2 million for year-to-date 2006 from a loss of $18.9 million for the comparable period of 2005.  This increase is primarily the result of a $34.9 million charge to write-off acquired in-process research and development in the second quarter of 2005, as a result of the acquisitions of Micro Medical and Pulmonetics. Excluding this charge, operating income increased $8.2 million, or 51.2%, over the prior year.  This increase was partially due to the acquisitions of Micro Medical and Pulmonetics and the increased consideration recognized from milestone payments for the development of an indication of nitric oxide.  Also contributing to the increase was a reduction of restructuring expenses.  Partially offsetting these benefits were higher commissions due to increased sales, lower margins on international sales and expenses from our research and development investments related to our new product pipeline.

NeuroCare

Revenues increased $2.6 million, or 4.5%, to $61.3 million for year-to-date 2006 from $58.7 million for the comparable period of 2005. Revenue growth resulted from increased sales of consumable products resulting in part from our acquisition of Oxford Medical and higher sales of vascular and audio products.  Offsetting these increases was a reduction in our EEG and EMG product lines due to changes in our distribution channels from a direct sales force to distributors.

Operating income increased $4.7 million to $2.4 million in year-to-date 2006 from a loss of $2.3 million for the comparable period of 2005. The increase was primarily due to higher gross margin from increased sales.  In addition, the increased expenses due to the acquisition of Oxford Medical were partially offset by synergies realized from its integration into our existing businesses.   In August 2006, additional profitability improvement actions were announced including headcount reductions.

MedSystems

Revenues increased $1.3 million, or 8.5%, to $17.0 million for year-to-date 2006 from $15.7 million for the comparable period of 2005. This increase was primarily due to higher sales of our enteral delivery products and contributions from our CORTRAK® and NAVIGATOR® access systems.

Operating income increased $0.4 million, or 16.2%, to $3.1 million for year-to-date 2006 from $2.7 million for the comparable period last year. The increase was primarily due to the impact of higher sales offset by higher production costs and selling expenses resulting from the increased sales.

Orthopedics

Revenues increased $4.1 million, or 21.9%, to $23.0 million for year-to-date 2006 from $18.9 million for the comparable period of 2005. This increase was primarily due to higher sales of orthopedic instruments acquired from Intermed and industrial products.

Operating income increased $0.4 million, or 11.7%, to $4.1 million for year-to-date 2006 as compared to $3.7 million for the comparable period last year. The impact of the higher sales volume was partially offset by increased expenses related to the acquired business as well as rising overhead costs.

Liquidity and Capital Resources

As of July 1, 2006 and December 31, 2005, we had cash and cash equivalents of $17.7 million and $19.5 million, respectively. At July 1, 2006, approximately $16.3 million of our cash and cash equivalents was held internationally and may be subject to U.S. income tax if repatriated to the U.S. Our working capital was approximately $130.2 million and $134.3 million at July 1, 2006 and December 31, 2005, respectively.

Our cash flow from operations increased by $23.7 million to $27.0 million for the six months ended July 1, 2006 from $3.3 million for the comparable period in 2005. Net income adjusted to exclude certain non-cash items, such as depreciation and amortization and stock-based compensation, was approximately $28.4 million and $20.1 million for the six months ended July 1, 2006 and July 2, 2005, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in use of cash of $1.4 million for the six months ended July 1, 2006 and $17.2 for the six months ended July 2, 2005.

We used net cash from investing activities of $10.3 for the six months ended July 1, 2006, compared to $182.0 million in the comparable period of 2005. This fluctuation was due primarily to businesses acquired in 2005.  In January 2005, we paid $3.4 million to acquire substantially all of the assets of Navion Biomedical Corporation. In March, 2005 we paid $45.1 million, net of cash received, to acquire Oxford Medical. In March 2005, we paid $37.3 million, net of cash received, to acquire all of the outstanding stock of Micro Medical.  In June 2005, we paid $89.7 million, net of cash received, to acquire Pulmonetics.  Our expenditures for property, plant and equipment were $6.9 million during the six months ended July 1, 2006, compared to $11.5 million during the comparable period of 2005. Our expenditures for intangible assets were $3.3 million for the six months ended July 1, 2006, compared to $3.2 million in the comparable period of 2005.

We used net cash from financing activities of $23.8 million in the six months ended July 1, 2006, compared to cash provided of $85.0 million in the comparable period in 2005. This fluctuation was primarily due to our repayment of $31.3 million of long-term debt in the current period versus borrowings of $79.7 million in the comparable period in 2005.  In the six months ended July 1, 2006, we received $6.0 million in proceeds from the exercise of stock options, compared to $4.6 million in the comparable period of 2005.

On May 3, 2005, we entered into a five-year $150.0 million Senior Unsecured Revolving Credit Facility, replacing the $60.0 million Senior Revolving Credit Facility which was set to expire on May 31, 2005. The Facility includes a $20.0 million letter of credit sub-facility and a $20.0 million swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200.0 million.  The lenders under the Facility, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  At July 1, 2006, $36.0 million was outstanding under the Facility.  In addition, $2.7 million of standby letters of credit had been issued under the Facility and $111.3 million was available for borrowings under the Facility.

At the Company’s option, amounts borrowed under the Facility (other than swing line loans) bear interest at either (1) LIBOR plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%.  Swing line loans bear interest at a rate determined by the swing line lender.  The Company is required to pay a facility fee based on the total revolving commitment.  The average interest rate incurred for the six months ended July 1, 2006 was 5.45%.  The interest rate on borrowings outstanding at July 1, 2006 was 6.0%.

Our ability to access the Facility will depend on complying with certain customary affirmative and negative covenants, including but not limited to our ability to maintain a leverage ratio of debt to EBITDA of not greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, minimum stockholders’ equity and limits on the amount of capital expenditures in any one year to the greater of $30 million or 5% of the Company’s consolidated net assets.  While we were in compliance with the covenants of the Facility as of July 1, 2006 and expect to be able to meet the requirements of the Facility through the expiration date, failure to satisfy any of the conditions would require us to renegotiate the Facility on terms that may not be as favorable or could require us to repay any outstanding balance.  While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit arrangement would be on terms that would be attractive to us in financing our business plans.

During the remainder of 2006, we expect to spend between $15.0 million and $20.0 million on capital expenditures for a full year total between $25.0 million and $30.0 million. The estimated and aggregate amounts exclude any acquisitions we may consummate during the remainder of 2006, and are primarily related to product development activities, capacity and efficiency improvement projects, and commencement of the implementation of a company-wide information systems platform. Our capital requirements for the remainder of 2006 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

We may receive payments if future milestones are achieved for the development of an indication of nitric oxide related to our co-development agreement with INO Therapeutics, LLC.

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

Critical Accounting Policies

The Company has disclosed in Note 2 to its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 those accounting policies that it considers to be significant in determining its results of operations and financial position.  Other than the Company’s compliance with the new accounting requirements of SFAS No. 123R, as described below under “New Accounting Standards”, there have been no material changes to the critical accounting policies previously identified and described in the Company’s Form 10-K for the year ended December 31, 2005.  The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS No. 123R”).  This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in the Company’s income statement and that such cost be measured at the fair value of the stock options.  This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees.  In addition, the SEC issued SAB No. 107 “Share Based Payment” in March 2005, which provides supplemental SFAS No. 123R guidance based on the views of the SEC.  The Company adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method.  The Company recorded $3.1 million related to stock-based compensation expense in the current quarter, all of which was reported in selling, general and administrative expenses.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, using the following weighted average assumptions:

	For the Three Months Ended July 1, 2006	For the Six Months Ended July 1, 2006

Dividend Yield	—	—
Expected Volatility	35.0%	35.5%
Average Risk Free Interest Rate	5.0%	4.7%
Expected Life (in years)	5 years	5 years

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions.  Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the retained earnings impact of adopting FIN 48 as well as any other impact on our 2007 financial statements.  Adoption of FIN 48 is also expected to cause greater volatility in the future income statement as tax items are recognized on a more discrete basis.

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

We are exposed to fluctuations in interest rates on our five-year $150.0 million Senior Unsecured Revolving Credit Facility which bears interest at variable rates over time.  Changes in interest rates will affect the amount of our interest payments over the term of the loan.  A 100 basis point increase in interest rates on our variable term loan under the Facility would have an annual estimated negative impact on pre-tax earnings of approximately $0.4 million based on the amount outstanding on the Facility as of July 1, 2006.

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

(c)  Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Tecomet Inc. (“Tecomet”), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a lawsuit against Tecomet for indemnity and/or contribution in connection with more than 840 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. S&N has also advised Tecomet that S&N is also aware of approximately 135 additional revisions which it has not yet settled. Tecomet supplied to S&N knee components and a surface texture that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N, which include assertions that at least some of the Tecomet texturing on the implants did not comply with the manufacturing specifications. At this stage, it is not possible to predict the likelihood or amount of liability, if any, on the part of Tecomet, or the amount, if any, that would be covered under the Company’s product liability insurance policies. If a lawsuit is filed against Tecomet, Tecomet intends to defend it vigorously.

In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed.  These three cases were later dismissed without prejudice and the Company understands that they were later settled by S&N. In 2005 and 2006, Tecomet was named as a defendant in two lawsuits in Oklahoma, which were brought by plaintiffs alleging facts similar to those raised in the three cases that were filed in Texas. The Company believes that the amount of damages sought in the pending cases in Oklahoma would not be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of July 1, 2006, Pulmonetic Systems Inc. had four product liability cases outstanding related to its ventilator products.  On July 17, 2006, both Pulmonetic Systems, Inc. and VIASYS Healthcare Inc. were served with another ventilator product liability lawsuit, pending in California, which was originally filed on January 10, 2006.  The Company’s remaining ventilation business had three product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases.  The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. – Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. – Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 11, 2006. The holders of 29,980,834 of the 32,245,030 shares of the Company’s common stock outstanding on the record date were present at the meeting in person or by proxy.  At the meeting,  the following proposals were approved by the Stockholders by the number of votes indicated:

1.  Election of two members to the Board of Directors

	For	Withheld
Ronald A. Ahrens	28,682,856	1,297,978
Fred B. Parks, Ph.D.	28,686,386	1,294,448

Since directors are elected by a plurality of the votes cast, votes cast in the election could not be recorded against or as an abstention, nor could broker non-votes be recorded.

2.  Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to eliminate the classification of the Board of Directors.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
29,377,449	583,831	19,554	0

3.  Amendment and restatement of the VIASYS Healthcare Inc. Equity Incentive Plan, as amended, that will, among other things, increase the number of shares available for issuance.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
20,070,170	7,717,870	23,528	2,169,266

4.  Ratify the appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for 2006.

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
29,949,438	13,869	17,527	0

Item 6. – Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of VIASYS Healthcare, Inc., is incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A, filed with the Commission on September 20, 2001.

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of VIASYS Healthcare Inc., is incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of VIASYS Healthcare, Inc., filed with the Secretary of State of the State of Delaware on May 11, 2006, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006.

10.1

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Martin P. Galvan and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.2

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Matthew M. Bennett and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.3

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Lori J. Cross and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.4

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Edward Pulwer and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.5

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Giulio Perillo and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.6

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among John F. Imperato and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.7

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Thomas I. Kuhn and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.8

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Gregory G. Martin and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.9

Change in Control Executive Retention Agreement, dated as of May 26, 2006, by and between Scott Hurley and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.10

Change in Control Executive Retention Agreement, dated as of May 26, 2006, by and between Wesley N. Riemer and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.11	VIASYS Healthcare Inc. Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

VIASYS HEALTHCARE INC.
(Registrant)

Date: August 9, 2006

/s/ RANDY H. THURMAN
Randy H. Thurman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARTIN P. GALVAN
Martin P. Galvan
Executive Vice President, Chief Financial Officer,
and Investor Relations
(Principal Financial Officer)

VIASYS HEALTHCARE INC.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of VIASYS Healthcare, Inc., is incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A, filed with the Commission on September 20, 2001.

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of VIASYS Healthcare Inc., is incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of VIASYS Healthcare, Inc., filed with the Secretary of State of the State of Delaware on May 11, 2006, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006.

10.1

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Martin P. Galvan and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.2

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Matthew M. Bennett and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.3

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Lori J. Cross and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.4

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Edward Pulwer and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.5

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Giulio Perillo and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.6

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among John F. Imperato and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.7

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Thomas I. Kuhn and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.8

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and among Gregory G. Martin and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.9

Change in Control Executive Retention Agreement, dated as of May 26, 2006, by and between Scott Hurley and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.10

Change in Control Executive Retention Agreement, dated as of May 26, 2006, by and between Wesley N. Riemer and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

10.11	VIASYS Healthcare Inc. Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.