Form 10-Q
period 2006-09-30
VIASYS HEALTHCARE INC
filed 2006-11-07
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarter period ended September 30, 2006

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

As of November 3, 2006, the Registrant had 32,772,281 shares of Common Stock, par value $.01, outstanding. This number excludes 24,288 shares held by the Registrant as treasury shares.

VIASYS HEALTHCARE INC.
INDEX TO FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

VIASYS HEALTHCARE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006 (Unaudited)	December 31, 2005
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$16,880	$19,531
Accounts receivable, less allowance for doubtful accounts of $6,617 and $6,024 at September 30, 2006 and December 31, 2005, respectively	128,141	144,041
Inventories	102,777	89,444
Deferred income taxes, net	13,623	13,054
Prepaid expenses and other current assets	5,173	5,258
Total Current Assets	266,594	271,328
Property, Plant and Equipment, net	54,861	51,564
Goodwill	292,262	261,856
Intangible Assets, net	66,431	61,237
Other Assets	3,238	2,602
Total Assets	$683,386	$648,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of long-term obligations	$30,341	$30,956
Accounts payable	27,774	33,014
Accrued payroll and related benefits	19,411	18,626
Deferred revenue	19,074	13,292
Accrued installation and warranty costs	9,961	8,978
Accrued commissions	5,189	4,684
Income taxes payable	7,584	5,160
Accrued restructuring costs	1,455	1,227
Other accrued expenses	15,998	21,062
Total Current Liabilities	136,787	136,999
Revolving credit facility- non-current portion	16,050	37,100
Deferred Income Taxes, net	18,595	16,446
Other Long-Term Liabilities	11,581	7,926
Total Liabilities	183,013	198,471
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 32,662,636 and 31,958,137 shares issued; 32,638,348 and 31,952,540 shares outstanding at September 30, 2006 and December 31, 2005, respectively	327	319
Additional paid-in capital	386,365	367,579
Treasury stock, at cost; 24,288 and 5,597 shares at September 30, 2006 and December 31, 2005	(662)	(111)
Retained earnings	88,376	71,231
Accumulated other comprehensive income	25,967	11,098
Total Stockholders’ Equity	500,373	450,116
Total Liabilities and Stockholders’ Equity	$683,386	$648,587

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	September 30, 2006	October 1, 2005
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product	$129,229	$113,605
Service	15,424	13,294
Total revenues	144,653	126,899
Cost of Revenues:
Product	66,156	58,504
Service	9,878	7,545
Total cost of revenues	76,034	66,049
Gross Margin	68,619	60,850
Operating Expenses:
Selling, general and administrative expense	45,870	42,079
Purchased in-process research and development expense	2,949	—
Research and development expense	8,770	9,432
Restructuring charges	1,456	2,064
Total operating expenses	59,045	53,575
Operating Income	9,574	7,275
Other Income (Expense):
Interest income	207	169
Interest expense	(830)	(1,013)
Other, net	(161)	261
Total other income (expense)	(784)	(583)
Income from Continuing Operations Before Income Taxes	8,790	6,692
Provision for Income Taxes	(4,224)	(2,376)
Income from Continuing Operations	4,566	4,316
Income from Discontinued Operations (net of income tax provision of $(50))	—	90
Net Income	$4,566	$4,406

Earnings per Share:
Basic:
Continuing Operations	$.14	$.14
Discontinued Operations	—	—
	$.14	$.14
Diluted:
Continuing Operations	$.14	$.13
Discontinued Operations	—	—
	$.14	$.13

Weighted Average Shares Outstanding:
Basic	32,512	31,526
Diluted	33,359	32,497

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended
	September 30, 2006	October 1, 2005
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product	$375,554	$316,024
Service	50,793	38,751
Total revenues	426,347	354,775
Cost of Revenues:
Product	193,408	166,069
Service	30,457	23,163
Total cost of revenues	223,865	189,232
Gross Margin	202,482	165,543
Operating Expenses:
Selling, general and administrative expense	139,738	117,468
Purchased in-process research and development expense	2,949	34,909
Research and development expense	27,337	23,711
Restructuring charges	1,424	3,765
Total operating expenses	171,448	179,853
Operating Income (Loss)	31,034	(14,310)
Other Income (Expense):
Interest income	514	1,031
Interest expense	(2,765)	(1,618)
Other, net	(217)	(18)
Total other income (expense)	(2,468)	(605)
Income (Loss) from Continuing Operations Before Income Taxes	28,566	(14,915)
Provision for Income Taxes	(11,343)	(7,099)
Income (Loss) from Continuing Operations	17,223	(22,014)
Income from Discontinued Operations (net of income tax provision of $(295))	—	537
Net Income (Loss)	$17,223	$(21,477)

Earnings (Loss) per Share:
Basic:
Continuing Operations	$.53	$(.70)
Discontinued Operations	—	.01
	$.53	$(.69)
Diluted:
Continuing Operations	$.52	$(.70)
Discontinued Operations	—	.01
	$.52	$(.69)

Weighted Average Shares Outstanding:
Basic	32,307	31,317
Diluted	33,172	31,317

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2006	October 1, 2005
	(Unaudited) (In thousands)

Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$17,223	$(22,014)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,333	16,637
Tax benefit related to stock option exercises	—	1,242
Excess tax benefits related to stock option exercises	(1,062)	—
Non-cash stock based compensation	6,779	—
Purchased in-process research and development	2,949	34,909
Other non-cash items	(1,372)	(197)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,665	(10,969)
Inventories	(12,551)	(10,913)
Prepaid expenses and other current assets	471	(2,227)
Accounts payable	(7,376)	(4,964)
Other current liabilities	11,446	3,186
Accrued expenses	(8,256)	(3,764)
Other, net	(657)	7,039
Net cash provided by operating activities from continuing operations	46,592	7,965
Net cash provided by operating activities from discontinued operations	—	537
Net cash provided by operating activities	46,592	8,502

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(24,670)	(178,250)
Expenditures for property, plant and equipment	(10,277)	(15,397)
Proceeds from sale of property, plant and equipment	28	705
Proceeds from sale of discontinued operation	—	6,421
Expenditures for intangible assets	(5,115)	(4,636)
Net cash used in investing activities	(40,034)	(191,157)

Cash Flows from Financing Activities:
Increase (decrease) in current portion of long-term debt	(974)	67,006
Decrease in non-current portion of revolving credit facility	(21,050)	—
Repurchase of treasury stock	(551)	—
Excess tax benefit from exercise of stock options	1,062	—
Proceeds from stock option exercises	9,091	6,633
Proceeds from issuance of common stock under the employee stock purchase plan	1,060	695
Net cash (used in) provided by financing activities	(11,362)	74,334

Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	2,153	(1,197)
Net Decrease in Cash and Cash Equivalents	(2,651)	(109,518)

Cash and Cash Equivalents at Beginning of Period	19,531	122,281

Cash and Cash Equivalents at End of Period	$16,880	$12,763

See accompanying notes to the condensed consolidated financial statements

VIASYS HEALTHCARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.         General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of September 30, 2006 and December 31, 2005, the results of operations for the three and nine month periods ended September 30, 2006 and October 1, 2005, and cash flows for the nine month periods ended September 30, 2006 and October 1, 2005.  These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.                          Acquisitions

Tiara Medical Systems, Inc.

Effective July 11, 2006, the Company acquired all of the outstanding capital stock of Tiara Medical Systems Inc. (“Tiara”) for a cash purchase price of $20,875,000, including all expenditures associated with the acquisition and subject to certain working capital adjustments.  Tiara is focused on the sleep therapeutic market and designs, manufactures, markets, and sells Continuous Positive Airway Pressure (“CPAP”) masks, headgear, circuits, and filters. Tiara also offers customers a comprehensive product line of specialty filters and accessories for oxygen concentrators and mechanical ventilators. Tiara has been assigned to the Company’s Respiratory Care segment.

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$752
Accounts receivable	1,403
Inventory	1,132
Property, plant and equipment	281
Other assets	44
Goodwill	18,340
Intangible assets
Patents	92
Non-compete agreements	600
In-process research and development	1,100
Customer relationships	1,900
Developed technology	3,500
Non-current deferred tax liability	(2,280)
Liabilities assumed	(5,989)
Net Assets Acquired	$20,875

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-8 years.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  See Note 12 for further discussion of purchased in-process research and development.  The fair value of the intangible assets and in-process research and development and the estimated useful lives of the intangible assets were determined by an independent appraiser.  The allocation of the purchase price has not yet been finalized.  The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

BioBeat Medical

On August 31, 2006, the Company acquired substantially all of the assets of BioBeat Medical Ltd. (“BioBeat”), a company that develops, manufactures, markets, and sells digital transcranial doppler products designed for human medical applications, for a cash purchase price of $4,502,000, including expenditures associated with the acquisition and subject to certain working capital adjustments.  BioBeat has been assigned to the Company’s NeuroCare segment.  In addition, the Company may be required to pay additional consideration of $335,000 upon the achievement of certain criteria. Any such payment will be accounted for as additional purchase price.

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands):

Accounts receivable	$105
Inventory	49
Goodwill	1,911
Intangible assets
Developed technology	670
Non-compete agreements	10
In-process research and development	1,849
Liabilities assumed	(92)
Net Assets Acquired	$4,502

The intangible assets are being amortized on a straight-line basis over lives ranging from 4-5 years.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  See Note 12 for further discussion of purchased in-process research and development.  The fair value of the intangible assets and in-process research and development and the estimated useful lives of the intangible assets were determined by an independent appraiser.  The allocation of the purchase price has not yet been finalized.  The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

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

In connection with the acquisition of the Oxford Medical businesses, the Company has initiated exit plans for acquired activities that are redundant with the Company’s existing operations.  The plan includes the closure of five facilities and the elimination of 28 positions in the areas of sales, finance, service and management.  In connection with the plan, the Company established reserves in purchase accounting totaling $2,259,000.  As of September 30, 2006, 27 positions had been eliminated and four facilities have been closed.  The remaining reserves of $637,000 are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of the reserve activity related to the Oxford Medical acquisition-related restructuring plan as of September 30, 2006 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Payments Made Through September 30, 2006	Balance as of September 30, 2006
Severance and employee related costs	$1,580	$(1,461)	$119
Lease cancellation fees	679	(161)	518
	$2,259	$(1,622)	$637

Micro Medical Limited

On March 16, 2005, the Company acquired all of the outstanding capital stock of Micro Medical Limited (“Micro Medical”), a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $39,916,000, including expenditures associated with the acquisition and subject to certain working capital adjustments.   In addition, the Company may be required to pay additional consideration upon the achievement of certain criteria. Any such payment will be accounted for as additional purchase price.  Micro Medical has been assigned to the Company’s Respiratory Care segment.

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

The developed technology is being amortized on a straight-line basis over 10 years; other intangible assets are being amortized on a straight-line basis over 3 years. The trade name was deemed to have an indefinite life and is therefore not subject to amortization. The amount allocated to purchased in-process research and development was expensed in the second quarter of 2005 because the products under development had not reached technological feasibility and had no future alternative use.  See Note 12 for further discussion of purchased in-process research and development.  The fair value of the intangible assets and in-process research and development and the estimated useful lives of the intangible assets were determined by an independent appraiser.

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

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-10 years.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  See Note 12 for further discussion of purchased in-process research and development.  The fair value of the intangible assets and in-process research and development and the estimated useful lives of the intangible assets were determined by an independent appraiser.

Intermed Precision Limited

On November 3, 2005, the Company acquired all of the outstanding capital stock of Intermed Precision Limited (“Intermed”) for a cash purchase price of $10,713,000, including expenditures associated with the acquisition. Intermed is based in Ireland and develops and supplies orthopedic instruments, implants, and micro-machined components used in minimally invasive surgical devices. The business also provides a comprehensive range of services including design, prototyping, regulatory assistance, precision machining of metals and plastics, surface treatments, and assembly.  Intermed has been assigned to the Company’s Orthopedics segment.

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$103
Accounts receivable	946
Inventory	397
Property, plant and equipment	1,497
Prepaid expenses	28
Other current assets	273
Goodwill	7,976
Customer relationship	1,300
Accounts payable and other current liabilities	(1,074)
Non-current deferred income taxes	(157)
Long term liabilities	(576)
Net Assets Acquired	$10,713

The intangible asset, customer relationships, is being amortized on a straight-line basis over 7 years.  The fair value and the estimated useful life of the intangible asset were determined by an independent appraiser.  The allocation of the purchase price has not yet been finalized.  The final allocation may differ from the amounts included in the accompanying Condensed Consolidated Financial Statements and could result in corresponding adjustments to goodwill.

Taugagreining

On July 28, 2004, the Company acquired substantially all of the assets of Taugagreining, hf. (“Taugagreining”), an Icelandic company that developed and marketed electroencephalography (“EEG”) technology for the diagnosis and monitoring of neurological function, for a cash purchase price of $5,601,000, including expenditures associated with the acquisition. In addition, the Company may also be required to pay up to $900,000 in additional future payments based on the achievement of various performance milestones through December 31, 2006. Any such payments will be accounted for as additional purchase price.

Pro forma financial information

The results of these acquisitions are included in the accompanying Condensed Consolidated Financial Statements since their respective dates of acquisition.

The following unaudited pro forma financial information represents the Company’s consolidated results from continuing operations for the periods indicated as if the acquisitions of Tiara, BioBeat, Oxford Medical, Micro Medical, Pulmonetics and Intermed had occurred on January 2, 2005. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased depreciation expense, increased intangible asset amortization and increased income taxes at a rate consistent with the Company’s effective tax rate in each year.  The pro forma results exclude the write-off of purchased in-process research and development related to the Tiara and BioBeat acquisitions in 2006 and the Micro Medical and Pulmonetics acquisitions in 2005.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(In thousands)

Revenues	$144,653	$130,814	$432,523	$398,044
Net income	$7,513	$3,865	$19,828	$13,848

Earnings per share
Basic(a)	$0.23	$0.12	$0.61	$0.44
Diluted(a)	$0.23	$0.12	$0.60	$0.44

(a)             For the three and nine months ended September 30, 2006, pro forma results exclude $ 0.09 per share of in-process research and development expense included in the Company’s actual results of operations.

3.                        Inventories

The components of inventories are as follows:

	September 30, 2006	December 31, 2005
	(In thousands)

Raw materials	$50,938	$51,811
Work-in-process	12,293	10,743
Finished goods	39,546	26,890
	$102,777	$89,444

During the three months ended September 30, 2006, the Company increased its inventory and reduced cost of revenues by approximately $700,000 which related to prior period activity and were not material to any periods presented.

4.         Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2006 and October 1, 2005 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(In thousands)

Net income (loss)	$4,566	$4,406	$17,223	$(21,477)
Foreign currency translation adjustments	4,630	(4,582)	14,869	(18,469)
Comprehensive income (loss)	$9,196	$(176)	$32,092	$(39,946)

Accumulated other comprehensive income as of September 30, 2006 and October 1, 2005 consisted solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

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

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment, or “SFAS 123R.”  SFAS 123R requires the recognition of the fair value of stock compensation in net income.  The Company recognizes the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  The Company uses the straight-line method to account for compensation cost for awards with graded vesting.  Prior to January 1, 2006, the Company accounted for this plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, “APB 25”, and related interpretations in accounting for stock compensation.

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

The Company’s income before income taxes for the three and nine months ended September 30, 2006 was $1,940,000 and $6,779,000 lower, respectively, and the Company’s after-tax net income for the three and nine months ended September 30, 2006 was $1,284,000 and $4,488,000 lower, respectively, as a result of stock-based compensation expense incurred, which included charges resulting from the adoption of SFAS 123R on January 1, 2006.  The impact of stock-based compensation expense was $0.04 per basic and diluted share in the three months ended September 30, 2006 and $0.14 per basic and diluted share in the nine months ended September 30, 2006.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted after the adoption of SFAS 123R with the following weighted average assumptions.  There were no options granted during the three months ended September 30, 2006.

For the Nine Months Ended September 30, 2006

Dividend Yield	—
Expected Volatility	35.5%
Average Risk Free Interest Rate	4.7%
Expected Life (in years)	5 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the nine months ended September 30, 2006 was $9.18.

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

	For the Three Months Ended October 1, 2005	For the Nine Months Ended October 1, 2005
	(In thousands, except per share amounts)	(In thousands, except per share amounts)

Net income (loss), as reported	$4,406	$(21,477)
Add: Stock-based compensation expense included in net income, net of related tax effects	67	266
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(809)	(2,526)
Pro forma net income (loss)	$3,664	$(23,737)

Basic EPS:
As reported	$.14	$(.69)
Pro forma	$.12	$(.76)
Diluted EPS:
As reported	$.13	$(.69)
Pro forma	$.11	$(.76)

During the three and nine months ended October 1, 2005, the per share weighted-average fair value of the options granted under the stock option plan were $9.68 and $8.38, respectively.  The Company utilized the Black-Scholes valuation model for estimating these fair values, with the following weighted-average assumptions:

	For the Three Months Ended October 1 , 2005	For the Nine Months Ended October 1, 2005

Dividend Yield	—	—
Expected Volatility	35%	35%
Average Risk Free Interest Rate	4.07%	3.96%
Expected Life (in years)	5 years	5 years

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption, was done in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28.  Total compensation cost of options granted but not yet vested, as of September 30, 2006, was $6,994,000, which is expected to be recognized over the weighted average period of 2.2 years.  At December 31, 2005 and September 30, 2006, approximately 438,000 and 2,048,000 shares, respectively, remained available for future grant under the Plan.

The following tables summarize activity under all stock award plans:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price

Balance at December 31, 2005	4,232	$16.97
Granted	280	26.57
Exercised	(601)	15.13
Cancelled or expired	(58)	21.81

Balance at September 30, 2006	3,853	$17.89
Exercisable at September 30, 2006	2,680	$16.19

Number of Restricted Stock Units (in thousands)

Balance at December 31, 2005	—
Granted	166
Vested	(55)

Unvested balance at September 30, 2006	111

The per share weighted average fair value of the restricted stock units granted under the stock compensation plan for the three and nine months ended September 30, 2006 was $29.33, which was based on the closing stock price of the Company on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$12.46 - $17.81	2,407	6.1	$15.18	2,024	$14.77
$18.79 - $28.14	1,446	7.4	$22.43	656	$20.59

$12.46 - $28.14	3,853	6.6	$17.89	2,680	$16.19

6.         Restructuring

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2006 Restructuring Plan

In the third quarter of 2006, the Company initiated a plan to restructure its NeuroCare operations. As a result of the plan, 24 positions will be eliminated.  Expenses incurred are primarily related to one-time termination costs. As of September 30, 2006, $1,056,000 of restructuring expenses had been incurred in connection with this plan and 22 positions had been eliminated. The balance of this reserve was $443,000 as of September 30, 2006. Total expenses expected to be incurred in connection with this plan are $1,200,000.

2005 Restructuring Plan

In the third quarter of 2005, the Company initiated a plan to restructure its international operations, which included closing its manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 12 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into the Company’s existing facility in Old Woking, United Kingdom.  As of September 30, 2006, a total of $991,000 of restructuring expenses had been incurred in connection with this plan, of which $391,000 were incurred in the first nine months of 2006.  Expenses incurred include employee severance and related expenses as well as costs incurred related to the termination of certain distribution agreements.  The balance of this reserve at September 30, 2006 was $60,000.  The Company does not expect to incur any additional costs under this plan.

2003 German Restructuring Plan

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions could not be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of September 30, 2006, 22 of these positions have been eliminated and approximately $668,000 of employee severance and related expenses have been paid.  In the first quarter of 2006, the Company recorded an adjustment to reduce the restructuring accrual by $276,000 based on a change in estimated amounts to be incurred under this plan.  In the third quarter of 2006, the Company incurred $97,000 of charges associated with this plan.  Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1,725,000. As of September 30, 2006, a total of $1,357,000 of restructuring expense has been incurred in connection with this plan.

A summary of the restructuring activity associated with the 2003 German Restructuring Plan is as follows (in thousands):

Employee Severance and Related Expenses

Balance at January 1, 2005	$996
Costs accrued	367
Payments	(257)
Foreign currency translation	(137)
Balance at December 31, 2005	$969
Reversal of excess reserves	(179)
Payments	(135)
Foreign currency translation	51
Balance at September 30, 2006	$706

2002 and 2001 Restructuring Plans

Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by these actions included the Company’s New Hampshire and Colorado facilities, which were consolidated with the Company’s NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany. The balance of this reserve at September 30, 2006 of $246,000 was comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease income. These amounts will be paid over their respective lease terms, the longest of which extends until 2014.

7.         Earnings Per Share

Basic and diluted earnings per share have been calculated in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and other stock-based awards.

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2006			October 1, 2005
	(In thousands, expect per share amounts)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$4,566	32,512	$0.14	$4,406	31,526	$0.14
Dilutive effect of outstanding stock options	—	847	—	—	971	(0.01)
Diluted EPS	$4,566	33,359	$0.14	$4,406	32,497	$0.13

	Nine Months Ended			Nine Months Ended
	September 30, 2006			October 1, 2005
	(In thousands, expect per share amounts)
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$17,223	32,307	$0.53	$(21,477)	31,317	$(0.69)
Dilutive effect of stock options outstanding	—	865	(0.01)	—	—	—
Diluted EPS	$17,223	33,172	$0.52	$(21,477)	31,317	$(0.69)

For the three and nine months ended September 30, 2006, options to purchase approximately 530,000 and 504,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive. Options to purchase approximately 121,500 shares of the Company’s common stock were not included in the computation of Diluted EPS for the three months ended October 1, 2005 because their exercise price exceeded the average market price of the Company’s common stock during the period and their effect would have been anti-dilutive.  Since the Company incurred a loss for the nine months ended October 1, 2005, all of the outstanding stock options were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(In thousands)
Revenues:
Respiratory Care	$94,255	$77,823	$274,615	$212,445
NeuroCare	30,940	29,535	92,226	88,210
MedSystems	8,813	8,040	25,837	23,736
Orthopedics	10,645	11,501	33,669	30,384
	$144,653	$126,899	$426,347	$354,775

Income (Loss) from Continuing Operations Before Income Taxes
Operating Income (Loss):
Respiratory Care	$10,891	$8,418	$35,122	$(10,518)
NeuroCare	(243)	(1,225)	2,110	(3,494)
MedSystems	1,609	1,634	4,720	4,312
Orthopedics	1,767	3,013	5,903	6,715
Corporate (a)	(4,450)	(4,565)	(16,821)	(11,325)
Operating Income (Loss)	9,574	7,275	31,034	(14,310)
Other Income (Expense), net	(784)	(583)	(2,468)	(605)
Income (Loss) from Continuing Operations Before Income Taxes	$8,790	$6,692	$28,566	$(14,915)

(a)             Primarily general and administrative and restructuring expenses.

	September 30, 2006	December 31, 2005
	(In thousands)
Total Assets:
Respiratory Care	$456,780	$422,457
NeuroCare	155,609	149,424
MedSystems	27,157	28,049
Orthopedics	34,663	36,560
Corporate(b)	9,177	12,097
	$683,386	$648,587

(b)            Primarily cash and cash equivalents and deferred tax assets.

9.         Contingencies

Tecomet Inc. (“Tecomet”), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a lawsuit against Tecomet for indemnity and/or contribution in connection with more than 885 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. S&N has also indicated that it is aware of approximately 100 additional revisions which have not yet been settled. Tecomet supplied to S&N knee components and a surface texture that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N, which include assertions that at least some of the Tecomet texturing on the implants did not comply with the manufacturing specifications. The Company has agreed to participate in a non-binding mediation with S&N scheduled to occur in March 2007.  At this stage, it is not possible to predict the likelihood or amount of liability, if any, on the part of Tecomet, or the amount, if any, that would be covered under the Company’s product liability insurance policies. If a lawsuit is filed against Tecomet, Tecomet intends to defend it vigorously.

In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed.  These three cases were later dismissed without prejudice, and the Company understands that they were later settled by S&N. In 2005 and 2006, Tecomet was named as a defendant in two lawsuits in Oklahoma, which were brought by plaintiffs alleging facts similar to those raised in the three cases that were filed in Texas. The Company believes that the amount of damages sought in the pending cases in Oklahoma would not be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of September 30, 2006, Pulmonetic Systems Inc. had six product liability cases outstanding related to its ventilator products.   On October 2, 2006, Pulmonetic Systms Inc. was dismissed without prejudice from one of these six product liability cases.  In addition, a second of these six product liability cases has settled pending court approval.  The Company’s remaining ventilation business had three product liability cases outstanding related to its ventilator products.  One of the three product liability cases relating to the Company’s remaining ventilator business has been settled and formal dismissal with the court is pending.  The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases.  The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10.      Revolving Credit Facility

On May 3, 2005, the Company entered into a five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”).  The Facility includes a $20,000,000 letter of credit sub-facility and a $20,000,000 swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200,000,000.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  At September 30, 2006, $46,050,000 was outstanding under the Facility.   In addition, $2,737,000 of standby letters of credit were outstanding under the Facility.  At September 30, 2006, $101,213,000 was available for borrowings under the Facility.

At the Company’s option, amounts borrowed under the Facility (other than swing line loans) will bear interest at either (1) the London Interbank Borrowing Rate (“LIBOR”) plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, as defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%.  Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment.  The average interest rates incurred during the three and nine months ended September 30, 2006 were 6.12% and 5.66%, respectively.  The interest rate on borrowings outstanding at September 30, 2006 was 6.00%.

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

The results of operations for the OB and CV businesses for the three and nine months ended October 1, 2005 since the date of acquisition were as follows:

	For the three months ended October 1, 2005	For the nine months ended October 1, 2005
	(In thousands)

Product revenues	$ ─	$5,089
Selling commission	140	140
Cost of revenues	─	(2,824)
Operating expenses	─	(1,573)

Net income before tax	$140	$832

12.      Purchased In-Process Research and Development Expenses

During the third quarter of 2006, the Company recorded $2,949,000 of purchased in-process research and development expense in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141, Business Combinations.

The Company recorded $1,100,000 of purchased in-process research and development expense in connection with the acquisition of Tiara. The portion of the Tiara purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”).

The technology acquired represents enhancements to sleep therapy mask designs. The Company believes that at the date of acquisition the product enhancements were in pre-prototype phase. Development activities include prototype design and regulatory approval. The Company expects to incur up to $900,000 through the remainder of 2006 and 2007 to complete development of the technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 19%. The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization. Risks to successful commercialization include attainment of patent protection and acceptance of the technology in the marketplace.

The Company recorded $1,849,000 of purchased in-process research and development expense in connection with the acquisition of BioBeat. The portion of the BioBeat purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.

The technology acquired is related to Digital Transcranial Doppler applications which will be integrated into the Company’s current Transcranial Doppler portfolio. The Company believes that at the date of acquisition the technology was in the final stage of development. Development activities include obtaining FDA approval and additional software development related to additional functionality for U.S. market acceptance. The Company expects to incur up to $500,000 to complete development of the technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 44%. The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization. Risks to successful commercialization include obtaining necessary regulatory approvals and acceptance of the technology in the marketplace.

During the second quarter of 2005, the Company recorded $34,909,000 of purchased in-process research and development expense in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141, Business Combinations.

The Company recorded $3,409,000 of purchased in-process research and development expense in connection with the acquisition of Micro Medical.  The portion of the Micro Medical purchase price allocated to in-process research and development represents the estimated fair value of a research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.

The technology acquired was a versatile, portable spirometer which uses Micro Medical’s precision Gold Standard Digital Volume Transducer especially suited to measuring very low flow rates in patients with chronic obstructive pulmonary disease.  At the date of acquisition the project was in late-stage development, but further design and development was required.  Development activities were substantially completed in 2005. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of 24%.  The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology.  Risks to successful commercialization include acceptance of the technology in the marketplace and competition.  These products were commercialized in 2006.

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

The technology acquired was a portable ventilator.  The Company believes that at the date of acquisition the device was in mid-stage development.  Development activities include pilot testing and approval from the United States Food and Drug Administration (“FDA”).  The Company has incurred approximately $5,150,000 to further develop the technology, $3,350,000 of which was incurred in 2006.  The Company expects to incur up to an additional $2,000,000 to complete development of the technology.  The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 16%.  The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology.  Risks to commercialization include approval from the FDA and acceptance of the technology in the marketplace.

13.      Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions.  Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the retained earnings impact of adopting FIN 48 as well as any other impact on its 2007 financial statements.  Adoption of FIN 48 may cause greater volatility in the future income statement as tax items are recognized on a more discrete basis.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to, statements related to the final allocation of the purchase price of businesses acquired in 2005 and 2006, the impact of recent accounting pronouncements, expected expenditures for the remainder of 2006, expectations regarding our restructuring plan and restructuring charges, expectation regarding legal proceedings, expected sales trends in our Orthopedics segment, expectation to be able to meet the requirements of the Facility through the expiration date, expectations regarding the products and technologies we acquired, expected effective tax rate and the belief that our available cash and cash equivalents, cash from operations and cash under the Facility will be sufficient to finance our operations and commitments for the foreseeable future.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including market acceptance of our products, our ability to maintain regulatory approvals and protect our intellectual property, our ability to integrate acquisitions, our ability to develop and launch new products and the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005, under the caption “Risk Factors.”

Results of Operations

In order to more fully understand the comparison of the results of operations for the three and nine months ended September 30, 2006 as compared to the same periods in 2005, it is important to note the following significant changes in our operations that occurred in 2006 and 2005:

Effective July 11, 2006, we acquired all of the outstanding capital stock of Tiara.  Effective August 31, 2006, we acquired substantially all of the assets of BioBeat.

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

The results of operations for each of these acquisitions have been included in the consolidated statements of income since the date of each acquisition.

On June 30, 2005, we completed the sale of the obstetrics and cardiovascular (“OB and CV”) businesses that we acquired from Oxford Medical in March 2005.  The consolidated financial results have been restated to present OB and CV as a discontinued operation.

Comparison of Results for the Third Quarter of 2006 to the Third Quarter of 2005

Revenues

Revenues increased $17.8 million, or 14.0%, to $144.7 million for the third quarter of 2006 from $126.9 million for the third quarter of 2005.  Revenue increased $16.4 million in Respiratory Care, $1.4 million in NeuroCare and $0.8 million in MedSystems.  Revenue decreased $0.8 million in Orthopedics. The increases were due to the addition of sales from Tiara, as well as increased sales of portable mechanical ventilators, specifically our LTV 1200.  Also contributing to the growth were higher sales from VIASYS Clinical Services, as well as higher sales of our vascular products.   Offsetting these increases was a reduction in the sales of our contract manufactured orthopedic products due to weakened demand and pricing pressures being experienced by the OEM’s that we supply.

Gross Margin

Gross margin increased $7.8 million, or 12.8%, to $68.7 million for the third quarter of 2006 from $60.9 million for the third quarter of 2005. Gross margin as a percentage of revenues was 47.4% in the third quarter of 2006 as compared to 48.0% in the third quarter of 2005.  Gross margin increased primarily as a result of the increase in sales.  Gross margin as a percentage of revenues declined as a result of increased sales in countries with lower average selling prices, pricing pressures in our orthopedics business, as well as increased costs of petroleum-based raw materials.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $3.8 million, or 9.0%, to $45.9 million for the third quarter of 2006 from $42.1 million for the third quarter of 2005. This increase was primarily due to expenses incurred by businesses acquired in the current quarter and stock compensation expense of $1.9 million.  As a percentage of revenues, selling, general and administrative expenses decreased 150 basis points, despite the 130 basis point increase due to stock compensation expense recorded in the current period.  This decrease is driven by restructuring and integration initiatives of businesses acquired in 2005 in our NeuroCare segment.

Purchased In-Process Research and Development Expense

We recorded $2.9 million of purchased in-process research and development (“IPR&D”) expense for the quarter ended September 30, 2006 in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 Business Combinations.  We did not record any IPR&D expense in the third quarter of 2005.

 We recorded $1.1 million of purchased in-process research and development expense in connection with the acquisition of Tiara. The portion of the Tiara purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4. This charge is included in our Condensed Consolidated Statements of Operations for the quarter ended September 30, 2006 as a separate component of operating expense.

We also recorded $1.8 million of purchased in-process research and development expense in connection with the acquisition of BioBeat. The portion of the BioBeat purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4. This charge is included in our Condensed Consolidated Statements of Operations for the quarter ended September 30, 2006 as a separate component of operating expense.

Research and Development Expense

Research and development expense decreased $0.7 million, or 7%, to $8.8 million for the third quarter of 2006 from $9.4 million for the third quarter of 2005.  This decrease was due to elimination of redundant research and development activities in our Neurocare segment resulting from the business acquired in 2005.  This decrease was offset by research and development investments related to a new product pipeline in our Respiratory Care segment.  As a result, research and development expenses decreased 130 basis points as a percentage of revenues.

Restructuring Charges

Restructuring charges were $1.5 million in the third quarter of 2006 compared to $2.1 million in the third quarter of 2005, which represents a decrease of 29.5%.

In the third quarter of 2006, we initiated a plan to restructure our NeuroCare operations.  As a result of the plan, 24 positions will be eliminated.  Expenses incurred were primarily related to one-time termination costs paid to employees.  As of September 30, 2006, a total of $1.1 million of restructuring expenses had been incurred in connection with this plan, all of which were incurred in the current quarter.  Total expenses under this plan are expected to be $1.2 million.  Once this plan is completed, we expect to realize annual cost savings of approximately $1.0 million.

In the third quarter of 2005, we initiated a plan to restructure our international operations, which included closing our manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 12 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into our existing facility in Old Woking, United Kingdom. As of September 30, 2006, a total of $1.0 million of restructuring expenses had been incurred in connection with this plan, of which $0.2 million was incurred in the current quarter.  Costs incurred include employee severance and related expenses as well as costs incurred related to the termination of distribution agreements. We do not expect to incur any additional costs with respect to this plan.

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan included reducing worldwide headcount by approximately 220 employees, transitioning Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involved the termination of employees in Germany, the Netherlands, the United Kingdom and the United States.  During the third quarter of 2005, we incurred $1.7 million in connection with this plan.  As of December 31, 2005, all of the targeted positions had been eliminated. The total amount of restructuring expense incurred in connection with this plan was approximately $12.0 million.  We did not incur any costs in connection with this plan in 2006.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions could not be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of September 30, 2006, 22 of these positions have been eliminated. Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1.7 million. As of September 30, 2006, a total of $1.4 million of expense has been incurred related to this plan. Restructuring charges incurred in connection with this plan were $0.1 million during the third quarter of 2006 compared to $0.1 million during the third quarter of 2005.  In the first quarter of 2006, management revised its estimate of amounts to be paid out in benefits associated with the plan, which resulted in a reduction in the accrual of $0.3 million.  Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized as the positions are eliminated.

Provision for Income Taxes

Our effective tax rate in the third quarter of 2006 was 48.0%.  Excluding the $2.9 million expense for purchased in-process research and development (“IPR&D”), which is not deductible for tax purposes, our effective tax rate for the quarter was 36.0%.  This exceeds the effective tax rate in the third quarter of 2005 of 35.5% because of the expiration of the federal research and development tax credit as of December 31, 2005.  The effective tax rate in both periods exceeds the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by production activity and export sales benefits.  We anticipate that our effective tax rate, excluding IPR&D, will be 35.5% for the full year 2006 if the federal research and development tax credit is extended with effect from January 1, 2006.  The impact on our 2006 effective tax rate from adopting FASB Statement No. 123R is not expected to be material.

Discontinued Operations

We had no income from discontinued operations in 2006.  On June 30, 2005, we completed the sale of the OB and CV businesses that we acquired in the Oxford Medical transaction in March 2005 for approximately $6.4 million in cash.  Our 2005 results of operations have been presented to report the results of the OB and CV businesses as discontinued operations.  Income from discontinued operations was $0.1 million for the three months ended October 1, 2005.

Segment Information

Respiratory Care

Revenues increased $16.4 million, or 21.1%, to $94.3 million for the third quarter of 2006 from $77.9 million for the third quarter of 2005.  The third quarter benefited from strong sales across all product lines, specifically sleep therapy product revenues as a result of the acquisition of Tiara and strong sales of portable mechanical ventilators, including our LTV 1200.  Also contributing to this increase was VIASYS Clinical Services and continued strong demand for our pulmonary function testing (PFT) product line.

Operating income increased $2.5 million, or 29.4%, to $10.9 million for the third quarter of 2006 compared to $8.4 million for the third quarter of 2005. This increase was due to higher overall sales offset by the expansion of our VIASYS Clinical Services organization, in-process research and development expense related to the acquisition of Tiara and increased commission expense.

NeuroCare

Revenues increased $1.4 million, or 4.8%, to $30.9 million for the third quarter of 2006 from $29.5 million for the third quarter of 2005.  The increased revenues resulted from the ongoing strength in the sales of our vascular products as well as increases in our neurophysiology products such as the new LTM (long term monitoring) and ambulatory EEG systems.  These increases were partially offset by lower consumable product revenues due to a change from direct to distributor sales in select countries subsequent to the 2005 Oxford Medical acquisition.  Distributors receive discounted pricing to fund local marketing and sales efforts which are offset by lower marketing and sales costs within our operations.

We incurred an operating loss of $0.2 million in the third quarter of 2006 compared to an operating loss of $1.2 million in the third quarter of 2005.  Included in the loss in 2006 was $1.8 million of in-process research and development expense related to the acquisition of BioBeat and an increase in restructuring charges of $0.9 million compared to the third quarter of 2005.  Offsetting these two items was a $3.7 million improvement in operating performance mainly due to higher margins resulting from favorable product mix and cost improvement initiatives and related expense savings realized in the current period from the restructuring of our global operations.

MedSystems

Revenues increased $0.8 million, or 9.6%, to $8.8 million for the third quarter of 2006 from $8.0 million for the third quarter of 2005. This increase was primarily due to higher sales of our enteral delivery products, in particular contributions from our CORTRAK® and NAVIGATOR® access systems.  Also contributing to the increase were higher sales of our airway management products.

Operating income was $1.6 million for the third quarter of 2006 and 2005. The margin impact from higher sales was offset by a less favorable product mix and increases in the cost related to petroleum-based raw materials.

Orthopedics

Revenues decreased $0.8 million, or 7.4%, to $10.6 million for the third quarter of 2006 from $11.4 million for the third quarter of 2005. This decrease was primarily due to weaker demand for orthopedic implants which we manufacture under supply agreements with OEM’s.  This weakened demand is a result of an overall industry slowdown as well as pricing pressures in the orthopedic market.

Operating income decreased $1.2 million, or 41.4%, to $1.8 million for the third quarter of 2006 as compared to $3.0 million for the comparable period last year. The impact of the lower sales volume was compounded by the impact to gross margin of the pricing pressures described above.  These trends are expected to continue into 2007.

Comparison of Results for the First Nine Months of 2006 to the First Nine Months of 2005

Revenues

Revenues increased $71.6 million, or 20.2%, to $426.3 million for year-to-date 2006 from $354.7 million for the comparable period of 2005.  This increase was due to increases in revenue of $62.2 million in Respiratory Care, $4.0 million in NeuroCare, $2.1 million in MedSystems, and $3.3 million in Orthopedics. The increase was driven primarily by the addition of sales from Tiara as well as from businesses acquired in 2005. Also contributing to the revenue growth were higher sales in VIASYS Clinical Services and Customer Care and higher sales of ventilation products, including sales of portable mechanical ventilators, as well as our vascular and industrial products. Offsetting these increases was a reduction in our domestic neurophysiology product lines due to pricing pressures in certain product lines and reduction in the sales of orthopedic implants due to weakened demand and pricing pressures.

Gross Margin

Gross margin increased $36.9 million, or 22.3%, to $202.5 million for year-to-date 2006 from $165.5 million for the comparable period of 2005.  This increase was primarily due to higher sales, including those from acquired businesses.  Gross margin as a percentage of revenues increased 80 basis points to 47.5% for year-to-date 2006 from 46.7% for the comparable period  of 2005. This increase resulted from lower cost of goods sold related to inventory step up adjustments for businesses acquired, increases in milestone payments related to our arrangement with INO Therapeutics, LLC, offset by increased sales in international markets at lower average selling prices, pricing pressure related to orthopedic implants and increased petroleum-based raw material costs.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $21.8 million, or 18.6%, to $139.3 million for year-to-date 2006 from $117.5 million for the comparable period of 2005. This increase was primarily due to expenses incurred by businesses acquired in 2006 and 2005 and stock compensation expense of $6.8 million in 2006.  As a percentage of revenues, selling, general and administrative expense decreased 300 basis points despite the 150 basis points of stock compensation expense recorded in the current period.

Purchased In-Process Research and Development Expense

We recorded $2.9 million of purchased in-process research and development (“IPR&D”) expense for the nine months ended September 30, 2006 in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 Business Combinations.  This compares to $34.9 million of IPR&D expenses recorded in the nine months ended October 1, 2005.

We recorded $1.1 million of purchased in-process research and development expense in connection with the acquisition of Tiara during the nine months ended September 30, 2006. The portion of the Tiara purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”). This charge is included in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 as a separate component of operating expense.

We also recorded $1.8 million of purchased in-process research and development expense in connection with the acquisition of BioBeat during the nine months ended September 30, 2006. The portion of the BioBeat purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.  This charge is included in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2006 as a separate component of operating expense.

During the nine months ended October 1, 2005, we recorded $3.4 million of purchased in-process research and development expense in connection with the acquisition of Micro Medical.  The portion of the Micro Medical purchase price allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.  This charge is included in our Condensed Consolidated Statements of Income for the nine months ended October 1, 2005 as a separate component of operating expense.

Also during the nine months ended October 1, 2005, we recorded $31.5 million of purchased in-process research and development expense in connection with the acquisition of Pulmonetics.  The portion of the Pulmonetics purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.  This charge is included in our Condensed Consolidated Statements of Income for the nine months ended October 1, 2005 as a separate component of operating expense

Research and Development Expense

Research and development expense increased $3.6 million, or 15.3%, to $27.3 million for year-to-date 2006 from $23.7 million for the comparable period of 2005. This increase was largely attributable to research and development activities of the businesses acquired in the current quarter and in 2005 as well as increasing our research and development investments related to a new product pipeline in our Respiratory Care segment.

Restructuring Charges

Restructuring charges were $1.4 million for year-to-date 2006 compared to $3.8 million in the comparable period of 2005, which represents a decrease of 62.2%.

In the third quarter of 2006, we initiated a plan to restructure our NeuroCare operations.  As a result of the plan, 24 positions will be eliminated.  Expenses incurred are primarily related to one-time termination costs paid to employees.  As of September 30, 2006, a total of $1.1 million of restructuring expense had been incurred in connection with this plan, all of which was incurred in the nine months ended September 30, 2006.  Total expenses under this plan are expected to be $1.2 million.  Once this plan is completed, we expect to realize annual cost savings of approximately $1.0 million.

In the third quarter of 2005, we initiated a plan to restructure our international operations, which included closing our manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 12 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into our existing facility in Old Woking, United Kingdom. As of September 30, 2006, a total of $1.0 million of restructuring expenses had been incurred in connection with this plan, of which $0.4 million were incurred in the nine months ended September 30, 2006.  Costs incurred include employee severance and related expenses as well as costs incurred related to the termination of distribution agreements. We do not expect to incur any additional costs associated with this plan.

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands.  The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States.   During the nine months ended October 1, 2005, we incurred $3.0 million in connection with this plan.  As of December 31, 2005, all of the targeted positions had been eliminated. The total amount of restructuring expense incurred in connection with this plan was approximately $12.0 million.  We did not incur any costs related to this plan during 2006.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of September 30, 2006, 22 of these positions have been eliminated. Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. In the nine months ended September 30, 2006, we recorded a net adjustment of $0.2 million to reduce the reserve.  This consisted of $0.3 million reduction in the first quarter of 2006 based on a reduction in the estimated amounts to be incurred under this plan and in expense of $0.1 million in the nine months ended September 30, 2006.  The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1.7 million. As of September 30, 2006, a total of $1.4 million of expense has been incurred related to this plan. Restructuring charges incurred in connection with this plan were $0.1 million during the first nine months of 2006 compared to $0.3 million in the first nine months of 2005. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized as the positions are eliminated.

Provision for Income Taxes

Our effective tax rate in the first nine months of 2006 was 39.7%.  Excluding the $2.9 million expense for purchased in-process research and development (“IPR&D”), which is not deductible for tax purposes, our effective tax rate for the period was 36.0%.  Our effective tax rate for the first nine months of 2005 was also impacted by an IPR&D expense of $34.9 million.  Excluding that impact, our effective tax rate in the first nine months of 2005 was 35.5%.  The increase in effective tax rate between the comparable periods results from the expiration of the federal research and development tax credit as of December 31, 2005.  The effective tax rate in both periods exceeds the statutory federal income tax rate primarily due to the impact of state income taxes partially offset by production activity and export sales benefits.  We anticipate that our effective tax rate, excluding IPR&D, will be 35.5% for the full year 2006 if the federal research and development tax credit is extended with effect from January 1, 2006.  The impact on our 2006 effective tax rate from adopting FASB Statement No. 123R is not expected to be material.

Discontinued Operations

We had no income from discontinued operations in the nine months ended September 30, 2006.  On June 30, 2005, we completed the sale of the OB and CV businesses that we acquired in the Oxford Medical transaction in March 2005 for approximately $6.4 million in cash.  Our 2005 results of operations have been presented to report the results of the OB and CV businesses as discontinued operations.  Income from discontinued operations was $0.8 million for the nine months ended October 1, 2005.

Segment Information

Respiratory Care

Revenues increased $62.2 million, or 29.3%, to $274.6 million for year-to-date 2006 from $212.4 million for the comparable period of 2005.  Revenues increased due to sales from acquired businesses, sales of portable mechanical ventilators, specifically our LTV 1200, higher revenues from VIASYS Clinical Services as well as higher sales of our ventilators and consumable products.  These increases were partially offset by lower pulmonary function testing equipment sales in international markets.  In addition, we received $4.5 million in milestone payments related to the development of an indication of nitric oxide during the nine months ended September 30, 2006 compared to a $1.3 million payment for the buyout of a purchase obligation in the nine months ended October 1, 2005.

Operating income increased $45.6 million to $35.1 million for year-to-date 2006 from a loss of $10.5 million in the comparable period of 2005. This increase is primarily the result of a $1.1 million charge to write-off acquired in-process research and development in 2006 compared to $34.9 million in 2005, as a result of business acquisitions in the respective periods.  Excluding these charges, operating income increased $9.6 million, or 39.3%, over the prior year.  This increase was due to higher overall sales, including sales resulting from the acquisitions of Micro Medical and Pulmonetics in 2005.  Also contributing to the increase was a reduction of restructuring expenses.  Partially offsetting these benefits were higher commissions, higher international sales in countries with lower average selling prices and expenses from our research and development investments related to a new product pipeline.  As mentioned above, we also recognized increased consideration from milestone payments for the development of an indication of nitric oxide.

NeuroCare

Revenues increased $4.0 million, or 4.6%, to $92.2 million for year-to-date 2006 from $88.2 million for the comparable period of 2005. Revenue growth resulted from increased sales of vascular diagnostic and monitoring products, as well as higher sales of our audio products. Offsetting these increases was a reduction in our neurophysiology products due to pricing pressure resulting from market competitiveness in certain lines of business.

We generated operating income of $2.1 million in the nine months ended September 30, 2006 compared to a loss of $3.5 million for the comparable period of 2005.  Included in the operating income for 2006 was $1.8 million of in-process research and development expense related to the acquisition of BioBeat and an increase in restructuring charges of $0.8 million compared to the same period of 2005.  Included in the operating loss for 2005 was $2.1 million of inventory step-up amortization related to the acquisition of Oxford Medical and $0.9 million of acquisition and integration related costs.  Offsetting these items was a $5.6 million improvement in operating performance.  The increase was primarily due to higher gross margin from increased sales.

MedSystems

Revenues increased $2.1 million, or 8.9%, to $25.8 million for the nine months ended September 30, 2006 from $23.7 million for the comparable period of 2005. This increase was primarily due to higher sales of our enteral delivery products, including contributions from our CORTRAK® and NAVIGATOR® access systems.

Operating income increased $0.4 million, or 9.5%, to $4.7 million for year-to-date 2006 from $4.3 million for the comparable period last year. The increase was primarily due to the impact of higher sales offset by higher production costs, including costs related to petroleum-based raw materials, and selling expenses resulting from the increased sales.

Orthopedics

Revenues increased $3.3 million, or 10.8%, to $33.7 million for year-to-date 2006 from $30.4 million for the comparable period of 2005. This increase was primarily due to higher sales of orthopedic instruments resulting from the acquisition of Intermed and higher sales of industrial products, offset by an overall decline in sales of orthopedic implants.  This overall decline was primarily due to weaker demand for orthopedic implants which we manufacture for OEM’s.  This weakened demand is a result of an overall industry slowdown as well as pricing pressures in the orthopedic market.

Operating income decreased $0.8 million, or 12.1%, to $5.9 million for year-to-date 2006 as compared to $6.7 million for the comparable period last year. Contributing to the decline was lower sales volume compounded by the impact on gross margin of the pricing pressures described above.  These trends are expected to continue into 2007.

Liquidity and Capital Resources

As of September 30, 2006 and December 31, 2005, we had cash and cash equivalents of $16.9 million and $19.5 million, respectively. At September 30, 2006, substantially all of our cash and cash equivalents was held internationally and could be subject to U.S. income tax if repatriated to the U.S. Our working capital was approximately $129.8 million and $134.3 million at September 30, 2006 and December 31, 2005, respectively.

Our cash flow from operations increased by $38.1 million to $46.6 million for the nine months ended September 30, 2006 from $8.5 million for the comparable period in 2005.  Net income adjusted to exclude certain non-cash items, such as depreciation and amortization, purchased in-process research and development, and stock based compensation, was approximately $43.9 million and $30.6 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in cash inflow of $2.7 million for the nine months ended September 30, 2006 and a use of cash of $22.6 million in comparable period of 2005.

We used cash for investing activities of $40.0 million for the nine months ended September 30, 2006, compared to $191.2 million in the comparable period of 2005.  The decrease is due to a reduction in the amount paid in 2006 to acquire businesses compared to 2005.  In July 2006, we paid $20.1 million, net of cash received, to acquire Tiara.  In August 2006, we paid $4.5 million to acquire substantially all the assets of BioBeat Medical.  In January 2005, we paid $3.4 million to acquire substantially all of the assets of Navion Biomedical Corporation. In March, 2005 we paid $45.1 million, net of cash received, to acquire Oxford Medical. In March 2005, we paid $37.3 million, net of cash received, to acquire all of the outstanding stock of Micro Medical.  In

June 2005, we paid $89.7 million, net of cash received, to acquire Pulmonetics.  Our expenditures for property, plant and equipment were $10.3 million during the nine months ended September 30, 2006, compared to $15.4 million during the comparable period of 2005. Our expenditures for intangible assets were $5.1 million for the nine months ended September 30, 2006, compared to $4.6 million in the comparable period of 2005.

We used net cash from financing activities of $11.4 million in the nine months ended September 30, 2006, compared to cash provided of $74.3 million during the comparable period in 2005. This fluctuation was primarily due to our repayment of $21.1 million of long-term debt in the nine month period versus our borrowing of $67.0 million in the comparable period in 2005.  In the nine months ended September 30, 2006, we received $9.1 million in proceeds from the exercise of stock options, compared to $6.6 million in the comparable period of 2005.

On May 3, 2005, we entered into a five-year $150.0 million Senior Unsecured Revolving Credit Facility (the “Facility”). The Facility includes a $20.0 million letter of credit sub-facility and a $20.0 million swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200.0 million.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  At September 30, 2006, $46.1 million was outstanding under the Facility, $2.7 million of standby letters of credit had been issued under the Facility, and $101.2 million was available for borrowings under the Facility.

At the Company’s option, amounts borrowed under the Facility (other than swing line loans) bear interest at either (1) LIBOR plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%.  Swing line loans bear interest at a rate determined by the swing line lender.  The Company is required to pay a facility fee based on the total revolving commitment.  The average interest rate incurred for the three and nine months ended September 30, 2006 were 6.12% and 5.66%, respectively.  The interest rate on borrowings outstanding at September 30, 2006 was 6.0%.

Our ability to access the Facility will depend on complying with certain customary affirmative and negative covenants, including but not limited to our ability to maintain a leverage ratio of debt to EBITDA of not greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, minimum stockholders’ equity and limits on the amount of capital expenditures in any one year to the greater of $30 million or 5% of the Company’s consolidated net assets.  While we were in compliance with the covenants of the Facility as of September 30, 2006 and expect to be able to meet the requirements of the Facility through the expiration date, failure to satisfy any of the conditions would require us to renegotiate the Facility on terms that may not be as favorable or could require us to repay any outstanding balance.  While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit arrangement would be on terms that would be attractive to us in financing our business plans.

During the remainder of 2006, we expect to spend between $5.0 million and $10.0 million on capital expenditures for a full year total between $20.0 million and $25.0 million. The estimated and aggregate amounts exclude any acquisitions we may consummate during the remainder of 2006, and are primarily related to product development activities, capacity and efficiency improvement projects, and commencement of the implementation of a company-wide information systems platform. Our capital requirements for the remainder of 2006 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payments” (“SFAS No. 123R”).  This statement requires that the cost of all forms of equity-based compensation granted to employees, excluding employee stock ownership plans, be recognized in the Company’s income statement and that such cost be measured at the fair value of the stock options.  This statement replaces the guidance in SFAS No. 123, Accounting for Stock-Based Compensation, and APB No. 25, Accounting for Stock Issued to Employees.  In addition, the SEC issued SAB No. 107 “Share Based Payment” in March 2005, which provides supplemental SFAS No. 123R guidance based on the views of the SEC.  The Company adopted the provisions of SFAS No. 123R effective January 1, 2006 using the modified prospective method.  The Company recorded $1.9 million and $6.8 million related to stock-based compensation expense in the three and nine months ended September 30, 2006, respectively,  all of which was reported in selling, general and administrative expenses.  The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted, using the following weighted average assumptions:

For the Nine Months Ended September 30, 2006
Dividend Yield	—
Expected Volatility	35.5%
Average Risk Free Interest Rate	4.7%
Expected Life (in years)	5 years

There were no options granted during the three months ended September 30, 2006.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 provides guidance on how a company should recognize measure and disclose in its financial statements uncertain income tax positions.  Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently evaluating the retained earnings impact of adopting FIN 48 as well as any other impact on our 2007 financial statements.  Adoption of FIN 48 may cause greater volatility in the future income statement as tax items are recognized on a more discrete basis.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

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

We are exposed to fluctuations in interest rates on our five-year $150.0 million Senior Unsecured Revolving Credit Facility which bears interest at variable rates over time.  Changes in interest rates will affect the amount of our interest payments over the term of the loan.  A 100 basis point increase in interest rates on our variable term loan under the Facility would have an estimated negative impact on pre-tax earnings of approximately $461,000 based on the amount outstanding on the Facility as of September 30, 2006.

Item 4. — Controls and Procedures

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

(c)  Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

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

Tecomet Inc. (“Tecomet”), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a lawsuit against Tecomet for indemnity and/or contribution in connection with more than 885 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. S&N has also indicated that it is aware of approximately 100 additional revisions which have not yet been settled. Tecomet supplied to S&N knee components and a surface texture that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N, which include assertions that at least some of the Tecomet texturing on the implants did not comply with the manufacturing specifications. The Company has agreed to participate in a non-binding mediation with S&N scheduled to occur in March 2007.  At this stage, it is not possible to predict the likelihood or amount of liability, if any, on the part of Tecomet, or the amount, if any, that would be covered under the Company’s product liability insurance policies. If a lawsuit is filed against Tecomet, Tecomet intends to defend it vigorously.

In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed.  These three cases were later dismissed without prejudice, and the Company understands that they were later settled by S&N. In 2005 and 2006, Tecomet was named as a defendant in two lawsuits in Oklahoma, which were brought by plaintiffs alleging facts similar to those raised in the three cases that were filed in Texas. The Company believes that the amount of damages sought in the pending cases in Oklahoma would not be material to the Company’s consolidated financial position, results of operations or cash flows.

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of September 30, 2006, Pulmonetic Systems Inc. had six product liability cases outstanding related to its ventilator products.  On October 2, 2006, Pulmonetic Systems, Inc. was dismissed without prejudice from one of these six product liability cases.  In addition, a second of these six product liability cases has settled pending court approval.  The Company’s remaining ventilation business had three product liability cases outstanding related to its ventilator products. One of these three product liability cases relating to the Company’s remaining ventilator business has been settled and formal dismissal with the court is pending.  The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases.  The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. — Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. — Submission of Matters to a Vote of Security Holders

None.

Item 6. — Exhibits

Exhibit No.	Description
10.1

Amended and Restated Employment Agreement, dated as of September 26, 2006, by and among Edward Pulwer and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 26, 2006.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

.	VIASYS HEALTHCARE INC.
(Registrant)

Date: November 7, 2006

/s/ RANDY H. THURMAN
Randy H. Thurman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARTIN P. GALVAN
Martin P. Galvan
Senior Vice President, Chief Financial Officer,
Director of Investor Relations
(Principal Financial Officer)

VIASYS HEALTHCARE INC.
EXHIBIT INDEX

Exhibit No.	Description
10.1

Amended and Restated Employment Agreement, dated as of September 26, 2006, by and among Edward Pulwer and VIASYS Healthcare Inc., is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 26, 2006.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.
31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certifications.