Form 10-K
period 2006-12-30
VIASYS HEALTHCARE INC
filed 2007-03-06
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large accelerated filer   ☐      Accelerated filer ☒      Non-accelerated filer   ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 1, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to $25.60, the price at which the stock was last sold, was approximately $585,512,499. For purposes of making this calculation only, the Registrant has defined “affiliates” as including all executive officers, directors beneficial owners of at least five percent of the Registrant’s outstanding Common Stock.

As of March 2, 2007, the Registrant had 33,068,053 shares of Common Stock outstanding. This number excludes 24,288 shares held by the Registrant as treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed no later than April 30, 2007, in connection with the 2007 Annual Meeting of Stockholders to be held on May 10, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Information Concerning Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a safe harbor for forward-looking statements made by us or on our behalf. We and our representatives may from time to time make written or oral statements that are “forward-looking,” including statements contained in this report and other filings with the Securities and Exchange Commission, reports to our shareholders and news releases. All statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “projects,” “forecasts,” “may,” “should,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The forward-looking statements contained in this report include but are not limited to statements regarding our belief relating to the significance, growth and market positions of our products, the growth opportunities and outlook for our business, our plan to develop new products and services, our ability to obtain raw materials for our significant products, FDA regulations and process, our compliance with government regulations, competition, our plan to expand our international presence, our expectation to license additional products, our belief regarding our facilities, our expectation regarding restructuring, the significance of our acquisitions, the impact of legal proceedings on our business, our expectation to receive indemnification with respect to certain litigation exposure, the potential litigation that we may face as a result of our entry into new markets, our expectation to continue to be in compliance with the financial covenants in our credit facilities, our dividend policy, the impact of recent accounting pronouncements, our estimated capital expenditures for 2007, our belief regarding the long-term benefit of the restructuring plan, and our belief that we have sufficient liquidity and capital resources to finance our operations and commitments for the foreseeable future. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

•       factors set forth herein under the caption “Item 1A. Risk Factors”.

This above list of factors is not exhaustive but merely illustrative of the many factors that may affect our future performance, financial and competitive position and the accuracy of our forward-looking statements. Accordingly, all forward-looking statements must be evaluated with the understanding of their inherent uncertainty.

Item 1.                        Business

Overview

We are a healthcare technology company engaged in developing, manufacturing, marketing and servicing a variety of medical devices, instruments and medical and surgical products for use in the respiratory, neurological, vascular, audio, homecare, medical and surgical products markets. We were incorporated in Delaware in August 1995 as a wholly-owned subsidiary of Thermo Electron Corporation (“Thermo Electron” or “former parent company”). Our business was formed from the combination of a number of enterprises separately acquired or originated by Thermo Electron, including Bird Medical Technologies, Inc., Bear Medical Systems, Inc., SensorMedics Corporation, Erich Jaeger GmbH, Nicolet Biomedical, Inc., and Tecomet, Inc. On November 15, 2001 (“Spin-off Date”), as part of its reorganization plan, Thermo Electron spun-off its equity interest in our Company by distribution of a dividend to its stockholders of record as of November 7, 2001.

Prior to 2005, our business was organized and operated through the following four reportable segments:  Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. During the first quarter of 2005, we changed our reportable segments to reflect how we now manage our business. As a result, Respiratory Technologies and Critical Care operating segments were combined into one operating segment called Respiratory Care. We also split our Medical and Surgical Products operating segment into two separate segments:  MedSystems and Orthopedics.

Currently, our business is organized and operated through four segments:

Our Respiratory Care group develops, manufactures, markets and services products for the diagnosis and treatment of pulmonary and sleep-related disorders, as well as provides products and services to support pharmaceutical companies and clinical research organizations. This group also develops, manufactures, markets and services life support products to treat respiratory insufficiency caused by illness, injury or premature birth.

Our NeuroCare group develops, manufactures, markets and services a comprehensive line of neurological, vascular and audiological diagnostic and monitoring products, as well as provides a complete line of supplies, accessories and software database, reporting and connectivity systems for those markets.

Our MedSystems group develops, manufactures and markets disposable medical products.

Our Orthopedics group manufactures and markets specialty metal components for orthopedic products, medical-imaging equipment, cardio-vascular implants and high precision metal components.

We market our products in over 100 countries and our customers include hospitals, alternate care sites, sleep clinics, home care providers, clinical laboratories, private physicians, original equipment manufacturers and government agencies. Our global revenues from continuing operations in 2006 totaled $610.4 million. Revenue, operating income from continuing operations and total assets by segment are set forth in Note 17 to the Consolidated Financial Statements.

Since the spin off in 2001, we have made a number of acquisitions. These acquisitions consisted of either the purchase of the company or substantially all of the assets of the company. The businesses acquired include:

Name of Business	Description	Date of Acquisition	Operating Segment
E.M.E. Limited	Infant ventilators and disposables	October 16, 2002	Respiratory Care
SciMed Limited	Doppler ultrasound equipment	December 18, 2002	NeuroCare
Taugagreining hf	EEG technology	July 28, 2004	NeuroCare
Navion Biomedical Corporation	Device to facilitate the placement of peripherally inserted central catheters and central venous catheters	January 18, 2005	MedSystems
Oxford Medical	EMG equipment, needles and related disposables	March 1, 2005	NeuroCare
Micro Medical Limited	Respiratory diagnostic products	March 16, 2005	Respiratory Care
Pulmonetic Systems, Inc.	Portable mechanical ventilators	June 20, 2005	Respiratory Care
Intermed Precision Limited	Orthopedic instruments and implants	November 3, 2005	Orthopedics
Tiara Medical Systems, Inc.	Sleep therapeutics	July 11, 2006	Respiratory Care
BioBeat Medical Limited	Digital transcranial doppler technology	August 31, 2006	NeuroCare
Hoffman Laboratories LLC	Sleep therapeutic products	November 13, 2006	Respiratory Care

Our Strategy

We focus our development and marketing activities on growth segments of the healthcare industry. We seek to capitalize on our research, development and marketing expertise, as well as our relationships with physicians and other medical caregivers in these markets to expand our business into high-value opportunities, including disposables, therapy and service-based products. We have augmented our internal research by acquiring companies with strong research capabilities and in-licensing technologies. In addition to acquisitions and new in-licensing opportunities, we are working to enhance and extend our existing product lines into next-generation products and to develop new products to broaden our existing respiratory diagnostics, sleep therapy, neurocare, home care, and medical and surgical product offerings. Products that we introduced or upgraded during 2006 included:

•       Enhancements and major new features were launched for our VMAX® Encore (“VMAX”) pulmonary function testing product line;

•       New and improved LYRA® Nasal CPAP Interface, a proprietary nasal mask used as part of a continuous positive airway pressure (“CPAP”) system for treating sleep apnea;

•       Information systems interfaces and enhanced features were launched for the AVEA® intensive care unit (“ICU”) mechanical ventilator, including the addition of five languages to target emerging international markets;

•       Significant hardware and software enhancements to our VELA® product, including the addition of non-invasive ventilation and improvements to battery functions, and the addition of five languages;

•       JLAB 5 software enhancements, which contributed to the continued success of our MasterScope™ pulmonary function testing product line;

•       The launch of a new version of our INFANT FLOW® product, called SiPAP™, that uses bi-level nasal CPAP for the non-invasive treatment of spontaneously breathing infants with hypoxemia;

•       NicoletOne™—enhanced sleep LTM modules, in addition to the new ambulatory EEG system and new V32 digital amplifier. The NicoletOne product portfolio is a multi-modality neurodiagnostic and monitoring system that combines clinical Electroencephalography (“EEG”), Electromyography (“EMG”), Evoked Potential (“EP”), Long-Term Monitoring (“LTM”) and Sleep capabilities;

•       NicoletOne™ Monitor—enhanced for further simplification of the software. This product monitors neurological functioning of patients in neonatal ICUs, neurological ICUs or any general acute care setting where neurological deficit or impairment could occur;

•       VIASYS Data Exchange Services—updated the NicVue™ database and V-Link™ connectivity solutions that provide the ability to seamlessly review, archive, sort and search clinical data from multiple locations. HL7, DICOM and other standard interfaces allow the VIASYS NeuroCare systems (neuro and vascular) to send and receive data from hospital information systems to improve caregiver productivity;

•       VikingQuest™, VikingSelect™, and Synergy—software enhanced on all three products for better workflow and patient diagnostics such as the new Tremor Analysis for Parkinson’s patients. These systems are neurodiagnostic monitoring systems that bring together Nerve Conduction Studies, EMG, EP, Single Fiber Electromyography, Multiple Modality Programs and Autonomic Nervous System testing capabilities.

•       In the audio business, new global versions of the Audioscreener+ and Audera diagnostic system were launched along with the Audbase data storage and reporting system.

•       The Trans-Cranial Doppler system (TCD), which we believe is a leading product in the market, received technology upgrades to address the higher-level power requirements in Asia. The acquisition of advanced digital Doppler technology will increase the range of acceptable applications for this modality, especially in the emerging stroke monitoring and therapy markets.

•       CORTRAK™ - device to aid in the placement of enteral feeding tubes, which was further enhanced in 2006.

•       NAVIGATOR® BIONAVIGATION® (“NAVIGATOR”) system—device designed to facilitate the correct placement of peripherally inserted central catheters (“PICCs”) and central venous catheters (“CVCs”), which was further enhanced in 2006.

Principal Businesses and Products

Respiratory Care

Our Respiratory Care group develops, manufactures, markets and services products for the diagnosis and treatment of respiratory, pulmonary and sleep-related disorders as well as provides products and services to support pharmaceutical companies and clinical research organizations. These products are used in a variety of settings, from intensive care to homecare, but generally share a common diagnostic focus on breathing and the availability of oxygen throughout the body. We market our respiratory care products throughout the world to a variety of customers including hospitals, clinics, private physicians, and research centers under the brand names Erich Jaeger, Micro Medical, SensorMedics, Pulmonetic Systems and Tiara.

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

Lung Function Testing Equipment

Lung or pulmonary function testing equipment measures and analyzes breathing in order to evaluate the condition of the heart, lungs and metabolism. These instruments assist in the diagnosis of heart and lung disease and in the evaluation of a patient’s fitness and metabolic condition. In pulmonary function testing, a patient typically breathes into a mouthpiece connected to a diagnostic instrument. This instrument measures the gas concentration, air flow and air volume and collects data on the level of exchange of oxygen and carbon dioxide in the patient’s lungs.

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

•       Erich Jaeger MasterScreen, a full-function, pulmonary function and metabolic diagnostic system for use primarily by healthcare providers. Our MasterScreen™ series of products are similar to the VMAX system, but are constructed in a single configuration with fully integrated features.

•       Micro Medical Micro Series, respiratory measurement devices used to diagnose and monitor Chronic Obstructive Pulmonary Disease (“COPD”), asthma, bronchitis, emphysema, cystic fibrosis, lung cancer and other respiratory system diseases.

We believe that through our combined SensorMedics, Micro Medical and Erich Jaeger businesses, we represent one of the largest global manufacturers of lung function testing equipment.

Sleep Diagnostic and Therapeutic Equipment

Sleep diagnostic and therapeutic equipment measures a variety of respiratory and neurological functions to assist in the diagnosis, monitoring and treatment of sleep disorders, such as snoring and obstructive sleep apnea (“OSA”), a condition that causes a person to stop breathing intermittently during sleep.

We market our sleep diagnostic and therapeutic testing systems under the SensorMedics,  Erich Jaeger, and Tiara brand names. Our sleep diagnostic products range from basic sleep diagnostic systems that monitor one patient to networked, modular, expandable sleep labs that can monitor multiple patients simultaneously. Our sleep therapy product line for homecare use includes CPAP systems, patient interfaces, and masks that assist breathing to allow for uninterrupted sleep. Our principal sleep diagnostic and therapeutic devices are:

•       SOMNOTRAC®PRO, SOMNOSTAR®PRO and SLEEPSCREEN™, sleep diagnostic systems that monitor respiratory and neurological functions to assist in the diagnosis of sleep disorders;

•       ORION®, PEGASUS®, Dorado® and Delphinus™ CPAPs, sleep therapy products with various monitoring capabilities which use a gentle stream of air to encourage a patient’s airway to remain open while sleeping; and

•       SNAPP-X ™ Nasal Interface and Advantage Series Full Face and Nasal Masks, sleep therapy products that are worn  on or over the nose to allow delivery of mild positive pressure to treat sleep apnea.

We believe we hold a market leadership position in sleep diagnostics.

VIASYS Clinical Services (“VCS”)

Our clinical services business provides technology and services including VIAPAD™, our proprietary electronic data capture device, to several major pharmaceutical, biotechnology and clinical research organizations. We assist these companies and organizations in the monitoring of subjects in clinical research studies which investigate treatments for respiratory illnesses. VCS provides customers with high quality data during their clinical studies, which can result in the need for fewer patients and accelerated data capture. VCS’ competence is true paperless data collection in global clinical trials and reliable data capture with centralized data management and reporting for diagnostic and home monitoring equipment (including electronic diaries).

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

Specialty Products

We also offer high-frequency oscillatory ventilators (“HFOV”), which are specialized devices designed to provide superior pulmonary gas exchange, while protecting the patient’s lungs from damage that may be caused by the cyclic expansion and contraction characteristic of conventional ventilators. Our HFOV products are listed by the U.S. Food and Drug Administration as Class III devices, which require a higher level of “evidence of safety and efficacy” through successful prospective randomized clinical trials, a standard not required of conventional ventilators. Our primary HFOV products, which are marketed under the SensorMedics brand name, are:

•       3100A HFOV, for use in children and premature infants who suffer acute respiratory failure; and

•       3100B HFOV, for use in adults for the treatment of acute respiratory distress syndrome (“ARDS”).

We also offer a variety of related products including:

•       INFANT FLOW and SiPAP, proprietary forms of nasal CPAP;

•       air/oxygen blenders, which regulate, in specific concentrations, the oxygen delivered by a mechanical ventilator or oxygen delivery device;

•       ventilator accessories and consumable items; and

•       monitoring devices that measure the volume of gas entering and exiting a patient’s lungs during mechanical ventilation.

We believe our respiratory care business is a market leader in both home care and hospital ventilation markets.

NeuroCare

Our NeuroCare group develops, manufactures, markets and services a comprehensive line of neurological, vascular and audiology systems and supplies that are used by physicians, nurses and medical technologists to assist in the diagnosis and monitoring of neurological, vascular, brain and auditory disorders. We market our portfolio of products globally to a variety of customers under brand names such as Grason-Stadler, Nicolet, TECA, Medelec and Nicolet Vascular. Our NeuroCare business is comprised of the following product lines:

•       Electromyography(“EMG”) and Evoked Potential (“EP”), equipment that measures electrical activity in nerves and muscles, and the spinal cord;

•       Electroencephalography (“EEG”), equipment that monitors and visually displays the electrical activity generated by nerve cells in the brain for both diagnosis and monitoring of neurological disorders in the hospital, laboratory, office or patient’s home;

•       Intra-Operative Monitoring (“IOM”) products that assist surgeons in preserving the functional integrity of a patient’s nervous system during and after complex surgical procedures;

•       Transcranial Doppler Monitoring (“TCD”) products that assist caregivers in diagnosing and monitoring cerebrovascular blood flow either in a diagnostic lab or in any acute care area of a hospital, especially in stroke centers;

•       Long-Term Monitoring (“LTM”), equipment that enables a physician to assess the frequency and severity of epileptic and non-epileptic seizures over long time periods;

•       Audiology, equipment that screens and diagnoses hearing and balance disorders using a variety of testing techniques and assists in the placement of digital hearing aids and cochlear implants;

•       Physiologic peripheral vascular diagnostics and screening, products that assist healthcare professionals to screen, diagnose, grade and monitor treatment of peripheral vascular disease;

•       Patient Management Software Solutions, systems that communicate with the hospital information system to capture, communicate, archive and summarize patient results for remote viewing, billing and improved productivity; and

•       Supplies and Accessories, a full product line of supplies that addresses the unique needs for neurophysiologic, vascular and audiologic diagnosis and monitoring. Includes the TECA® Elite needles for EMG studies and a large selection of “single use” disposable electrodes.

Electromyography and Evoked Potential

EMG is the measurement of electrical activity in the nerves and muscles. EP is the monitoring of patient response to stimuli in order to evaluate the condition of specific nerve pathways. Physicians and technicians in the fields of neurology, physical medicine and rehabilitation use EMG and EP data to confirm the diagnosis of various diseases and disorders, including carpal tunnel syndrome, Lou Gehrig’s (ALS) disease, multiple sclerosis and spinal cord injury. Our principal EMG and EP diagnostic products are the VikingSelect™, VikingQuest™ and TECA®Synergy and Medelec®.

Electroencephalography

An EEG is a visual display of electrical activity generated by nerve cells in the brain. Placing electrodes on the scalp allows the brain’s activity to be amplified and displayed in rising and falling potentials called brain waves. Traditionally, physicians use EEGs primarily for the diagnosis of epilepsy and the monitoring of surgical and pharmaceutical treatments. Our principal EEG diagnostic product line is the NicoletOne™ system, introduced in mid-2004, which allows screening of brain wave abnormalities. Increasingly, clinicians are monitoring at-risk acute care patients (especially neonatal and neurological patients) to guide therapies and improve outcomes. Our NicoletOne™ Monitor is specifically designed to work in an acute care team setting with its compact size and ease-of-use.

Long-Term Monitoring

Our epilepsy monitoring system combines EEG data with digital video of a patient to enable a physician to assess the frequency and severity of epileptic and non-epileptic seizures over a multiple day period, i.e., long-term monitoring. Our system helps the physician locate the site of epileptic seizures in the brain for surgical intervention, to determine the proper dosage of drug therapies, or to determine other courses of treatment for a particular patient. Our principal LTM diagnostic product line is the NicoletOne™ system introduced in 2004 and enhanced in 2006.

Audiology

Audiology is the assessment of hearing, auditory performance and balance disorders using a variety of testing techniques, including the evaluation of the function of the ear and the measurement of neural responses to sound. We offer a broad range of audiometric devices for the screening and diagnosis of hearing loss and ear pathology that we market under the brand name Grason-Stadler (“GSI”). Our flagship audiometric product is the GSI AUDERA™ device, which offers a full range of electrophysiological testing including auditory brainstem response, auditory steady-state response and Otoacoustic emission. These measures are critical for the identification of hearing status of infants and young children who cannot participate in behavioral hearing testing. In 2006, we introduced an improved Audioscreener+ product as well as a new Audera version with improved testing capabilities, connectivity, usability and language support.

Intra-Operative Monitoring and Transcranial Doppler

Our intra-operative monitoring product assists surgeons in preserving the functional integrity of a patient’s circulatory and nervous systems during and after complex surgical procedures, such as vascular reconstruction and tumor removal. NeuroCare’s primary products in this area are the ENDEAVOR™ CR a sophisticated intra-operative monitoring system that provides simultaneous EEG, EP and EMG monitoring for use in the operating room and intensive care units, and our Pioneer, Companion and

SONARA™Transcranial Doppler systems, which monitor blood flow to the brain in a non-invasive manner.

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

We also offer a variety of products related to our neurodiagnostic instruments, including:

•       Medical pocket Dopplers, instruments that detect fetal heartbeats and blood flow in the peripheral vasculature; and

•       Transcranial Doppler systems, instruments that characterize and monitor blood flow in the brain.

Patient Management Software Solutions

Our patient management software solutions are designed to improve clinical productivity by providing data management and connectivity to hospital information systems. Our customers are able to collect, archive, share and view patient information in local databases and networks. In addition, they may use the solutions to reduce errors and improve productivity by seamlessly sharing patient results across the hospital’s clinical network.

Supplies and Accessories

Along with the extensive portfolio of audio, vascular and neurodiagnostic instruments we now offer a more comprehensive and complementary line of supplies and accessories. In particular, we believe that our current line of EMG/IOM needles and probes are best-in-class.

We believe we are market leaders in the neurodiagnostic, neuromonitoring, vascular diagnostic, TCD diagnostic and monitoring and audio diagnostic markets.

MedSystems

Our MedSystems group develops, manufactures and markets a variety of disposable medical products for enteral feeding, access location, respiratory therapy and surgical procedure protection. We market our disposable products, such as our feeding tube systems, location devices, disposable airway management devices, medical access systems and surgical barrier control systems, to hospitals and homecare, long-term care and, in some cases, to industrial customers. Our MedSystems business is comprised of the following products:

•       Specialty feeding tubes that supply nutrition to critically ill or compromised patients. These tubes run from the nose into either the stomach or small bowel and allow easily-digested nutrients to be delivered into a patient’s digestive tract rather than into the blood stream. Our specially designed tubes can be placed into the small bowel at the patient’s bedside resulting in reduced patient transport costs and quicker caloric goal achievement. We market this group of products under the CORFLO® brand name and, according to IMS, a global provider of business intelligence and strategic consulting services for the healthcare and pharmaceutical industries, we believe we are the market leader in specialty long-term naso-gastric feeding tubes.

•       Access location devices designed to aid in the placement and location of catheters within the body. CORTRAK is designed to aid in the placement of enteral feeding tubes, while NAVIGATOR is designed to facilitate the placement of peripherally inserted central catheters (PICCs) and central venous catheters (CVC).

•        The CORTRAK system consists of a computer monitor, a receiver unit and a specially designed transmitter stylet. As the feeding tube is advanced, the monitor provides a real time representation of the feeding tube’s relative position within the alimentary canal. Feeding tube placements, gastric or small bowel, follow a distinct “track”. Any deviation from the expected track can be resolved by the clinician, thus preventing accidental lung placements or coiling tubes in the stomach. Clinical studies indicate an extremely high rate of successful bedside placement of small bowel feeding tubes on the first attempt.

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

•       Disposable respiratory accessories that assist a patient’s breathing during surgery or trauma, which we market under the PULMANEX® brand name.

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

The primary products manufactured by our Orthopedics group are as follows:

•       Orthopedic surgical implant components are used in reconstructive knee and hip surgery. We also provide trauma plates as well as spinal implants. Neuro-crania-maxillofacial mesh is also manufactured to customer’s specifications within a quick turn cycle, and dock to stock services can also be provided;

•       Key components for a left ventricular assist device, which are used to bridge the gap to heart in transplant patients in cardio-vascular surgery;

•       Medical imaging components that reduce X-ray scatter, which allow for high-resolution images in mammography and early detection of tumors; and

•       Aerospace and industrial products which are used by our customer’s vast products ranging from defense, nuclear, communications, other medical devices, and other industrial uses.

VIASYS Customer Care

VIASYS Customer Care provides warranty, technical support and long-term service contract options for our products. In addition, our customer care professionals provide the training, installation, contract administration, parts and product upgrades to support both our direct customers and our worldwide distributor network. As of December 30, 2006, we provided these services through approximately 330 experienced Customer Care professionals.

VIASYS Customer Care, in conjunction with our research and development organization, launched remote monitoring capability for selected VIASYS devices. We plan to continue to improve our enhanced services in 2007.

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

Research and development expenses totaled $35.8 million (5.9% of revenues), $32.3 million (6.3% of revenues), and $23.5 million (6.0% of revenues) in 2006, 2005, and 2004, respectively. Such amounts were used to develop new products, improve existing products and implement new technology to produce these products. Our principal products currently under development are described below.

Our Respiratory Care Group has broad initiatives to continue the growth of our clinical services business; improve our sleep diagnostic and therapy franchise; and develop applications for nitric oxide, a therapeutic gas with broad clinical efficacy. Our clinical services business leverages our competencies in respiratory medicine, pulmonary mechanics and telemedicine to assist in the management of pharmaceutical trials. We are in the process of developing both software and hardware engineering capabilities to the group in an attempt to improve our value to the pharmaceutical and biotechnology industries and assist them in bringing better documented and better understood products to market faster than in the past. We continue to conduct research into potentially significant areas for utilization of nitric oxide. While we are in the early phases, clinical results on a relatively small number of patients have been promising and we intend to increase our focus in this area.

Our Respiratory Care Group introduced new JLab 5 software for the well-established Erich Jaeger MasterScreen product line as well as adding the new MasterScope™ Body and MasterScope™ PFT to expand the product line and offer key functionality on a value-oriented configuration.

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

Several SomnoStar software and firmware improvements have been completed. Sleep diagnostics product enhancements will continue in 2007 to add improved networking capability, sleep laboratory management programs, and comprehensive productivity tools. These research and development projects will ensure the SomnoStar remains at the forefront of technical leadership in respiratory sleep diagnostics. A new sleep amplifier platform developed by our NeuroCare Group will become the next generation amplifier for the SomnoStar in early 2007. In addition to the Lyra Mask, our Respiratory Care Group offers a full range of Tiara CPAP masks, patient interface circuits, filters, and headgear. We are preparing to launch new and improved CPAP masks  in late 2007 under the VIASYS brandname.

Our Respiratory Care Group is working on a number of initiatives to enhance and expand the capabilities of our flagship mechanical ventilator platforms, AVEA and VELA. We will continue to develop these product platforms as long term projects. We are also expanding the use of Heliox medical gas on our AVEA ventilator. AVEA is the only comprehensive, full-featured ventilator approved for use with Heliox gas in the United States. Heliox is a mixture of medical grade air and helium and its lighter than air qualities make the work of breathing easier for patients with obstructive breathing disorders such as asthma or COPD. In 2006, we continued the introduction of SiPAP, the next generation of our patented INFANT FLOW noninvasive ventilation product.

Our NeuroCare Group launched a number of products in 2006 to complement its extensive product portfolio. An LTM (long term EEG monitoring) package for the NicoletOne neurodiagnostic workstation was introduced bringing a common, simplified user interface across the long term monitoring, sleep, clinical EEG and ICU monitoring environments.  The new LTM system also includes improved signal amplifiers, off-the-shelf inter-device cabling, and full NicVue patient information management compatible services along with a variety of other customer convenience and product extensibility improvements. The new ambulatory EEG product line and digital EEG amplifier extended the product line into the physician office and home-based diagnostic screening markets. The new Audera, Audioscreener+ and Audbase system all added significant capability to the audio screening and diagnostic portfolio. Finally the improvements to the vascular products in terms of power and language capability were further enhanced with the new digital Doppler technology, to be integrated in 2007.

Our MedSystems Group has recently launched products to establish a new market based on technologies that determine the position of catheters placed into the body such as feeding tubes and central venous catheters. Generally, these catheters are placed “blindly” at the bedside and position is confirmed by x-ray. Significant healthcare costs are incurred to reposition these catheters to the optimal position within the body. These new “medical access location” technologies will drastically reduce the time and dollars spent on repositioning these catheters, reduce patient exposure to x-rays, and improve patient safety and outcomes. Further development and product line additions are planned in this area.

Raw Materials

We believe we have a readily available supply of raw materials for all of our significant products from various sources and do not anticipate any difficulties in obtaining raw materials essential to our business. However, some components and raw materials are purchased from sole-source suppliers. We believe that if necessary we have the ability to locate, over time, alternative sources of supply at prices competitive with our current supplies or to develop the internal capability to produce such components. We have not had a significant production delay that was primarily attributable to an outside supplier.

Regulation

United States

U.S. Food and Drug Administration (“FDA”)

In the United States, numerous regulations govern the development, testing, manufacturing and  distribution of medical devices, including among others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder. The FDA regulates product safety and efficacy, laboratory, clinical and manufacturing practices, labeling, promotion, and record keeping for medical devices and post market surveillance to identify potential problems with marketed medical devices. A few of the devices we develop and market are in a category for which the FDA has implemented stringent clinical investigation and premarket approval requirements. If we do not comply with applicable requirements, we can be subject to, among other things: FDA warning letters; injunctions; fines; civil penalties; recall or seizure of products; total or partial suspension of production; operating restrictions/limitations on marketing; refusal of the government to grant premarket clearance or premarket approval for devices; withdrawal of marketing clearances or approvals; and criminal prosecution.

Further, if our suppliers or companies to which we supply products do not meet their regulatory obligations, our products and/or operations may be subject to regulatory enforcement action, and our business could also be materially adversely affected.

A medical device may be marketed in the United States only if: (1) the FDA gives prior authorization; (2) the device is subject to a specific exemption; or (3) the device was marketed prior to May 28, 1976, the effective date of the Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Depending on the type of medical device, FDA authorization typically takes one of the following two forms:

•       Premarket clearance pursuant to section 510(k) of the Federal Food, Drug and Cosmetic Act. Generally speaking, 510(k) premarket clearance requires that an applicant to submit information which establishes that the proposed device is substantially equivalent to a legally marketed device. An applicant must also pay user fees to the FDA for each 501(k) submission. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness or constitute a major change in the intended use of the device require new 510(k) clearances. We believe that it now usually takes from approximately three to six months from the date of submission to obtain 510(k) clearance, although it can take substantially longer, depending on the device and its proposed use.

•       Premarket approval (“PMA”). For devices that are not exempt or eligible for 510(k) clearance, the PMA process may be utilized. A PMA application requires an applicant to prove the safety and effectiveness of the device to the FDA through clinical trials. The process of obtaining PMA approval is expensive and uncertain. User fees for PMAs are also significantly greater. We believe that FDA approval usually takes from one to three years after filing, but it can take longer, depending on the device.

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

•       Class II devices are products for which general regulatory controls are insufficient to provide reasonable assurance of safety and effectiveness, and existing methods are available to provide such assurances. Class II devices are therefore subject to special regulatory controls, such as compliance with FDA prescribed standards. Unless exempt, the FDA must grant 510(k) premarket clearance prior to marketing a Class II device in the United States.

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

For devices which have been approved or cleared, a sponsor is required to file a PMA supplement or new 510(k) premarket notification, as appropriate, for certain modifications to its device that affect the safety or effectiveness of the device.

If  human clinical trials of a device are required, whether to support a 510(k) or a PMA application, the sponsor of the trial, which is usually the manufacturer or the distributor of the device, must have an investigational device exemption (“IDE”), before beginning human clinical trials. If a device presents a significant risk to the patient, the FDA must approve the sponsor’s IDE application before the clinical trial may start. An IDE application for a significant risk device must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards (“IRB”), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin a clinical trial after obtaining approval for the study by the IRB at each clinical site without the need for FDA approval of an IDE application.

The Federal Food, Drug and Cosmetic Act regulates our quality control and manufacturing procedures by requiring us to demonstrate and maintain compliance with the Quality System Regulation (“QSR”). The QSR sets forth the FDA’s current good manufacturing practices requirements for medical devices, which cover the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of all finished devices intended for human use. The QSR covers quality management and organization, personnel qualifications and training, device design, buildings, equipment, purchase and handling of components, production and process controls, packaging and labeling control, device evaluation, distribution, installation, complaint handling, servicing and records. The QSR and related guidances require, among other things, that:

•       We use written procedures to control all aspects of our product development, manufacturing processes, labeling, packaging, handling, storage, distribution, installation and servicing of medical devices;

•       We validate, by extensive and detailed testing, our manufacturing and production processes to confirm our ability to produce devices which consistently meet product specifications;

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

The FDA enforces post-marketing controls that include the requirement to file medical device reports (“MDRs”) when we become aware of information suggesting that any of our marketed products may have caused or contributed to a death, serious injury or serious illness. The FDA also requires the filing of an MDR when we become aware that any of our products has malfunctioned and that a recurrence of that malfunction would likely cause or contribute to a death, serious injury or serious illness. The FDA relies on MDRs to identify product problems and utilizes MDRs as one mechanism to determine whether it should exercise its enforcement powers.

Other post-marketing requirements are applicable to our devices including, but not limited to, tracking for certain devices, as well as complaint handling, reporting of corrections and removals/recalls, and repair, replacement or refund.

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

International

For the year ended December 30, 2006, we derived 40% of our revenues from sales of products outside the United States. This compares to 43% and 44% for the years ended December 31, 2005 and January 1, 2005, respectively. Sales of medical devices outside the United States are subject to foreign regulatory requirements that vary widely from country to country. These laws and regulations range from simple product registration requirements in some countries to complex clearance and production controls in others. As a result, the processes and time periods required to obtain foreign marketing approval may be longer or shorter than those necessary to obtain FDA approval or marketing clearance. These differences may affect the efficiency and timeliness of international market introduction of new products.

A medical device may only be marketed in the European Union (“EU”) if it complies with the Medical Devices Directive (“MDD”) and bears the CE mark as evidence of that compliance. To achieve this, the medical devices in question must meet the “essential requirements” defined under the MDD relating to safety and performance and we, as manufacturer of the devices, must undergo a verification of our regulatory compliance by a third-party standards certification provider, a so-called “Notified Body”. The nature of the assessment depends upon the regulatory class of products concerned, which in turn determines the precise form of testing undertaken by the Notified Body. Similar to the system in the United States, medical devices in the EU are classified according to the risks posed by their use, with Class I being low risk devices, Class IIa being medium risk devices, Class IIb being medium/high risk devices and Class III being high risk devices. Our devices fall into the medium and high risk categories and as such require a higher level of regulatory assessment. As of December 30, 2006, our key respiratory care and neurocare products bore the CE mark.

The requirements of the MDD must be complied with by the “manufacturer of the device” which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed in the EU market, regardless of whether these operations are carried out by this entity or on its behalf. Therefore, where our specialty products and materials are incorporated by original equipment manufacturers into their products, compliance with the MDD is their responsibility.

Geographic information is discussed in Note 17 to the Consolidated Financial Statements.

Third-Party Reimbursement

In the United States, health care providers that purchase medical devices generally rely on third-party payors to reimburse all or a portion of the cost of the devices either directly or bundled as a component of a reimbursement for health care services. Examples of third-party payors are Medicare, Medicaid, private health insurance plans and health maintenance organizations. Medicare is a federally funded program managed by the Centers for Medicare and Medicaid Services (“CMS”) through local fiscal intermediaries and carriers that administer coverage and reimbursement for certain health care items and services furnished to the elderly and disabled. Medicaid is an insurance program for the poor that is both federally and state funded and managed by each state. The federal government sets general guidelines for Medicaid and each state creates specific regulations that govern their individual program. Each payer has its own process and standards for determining whether it will cover and reimburse a procedure or particular product. Private payers often rely on the lead of the governmental payers in rendering coverage and reimbursement determinations. Therefore, achieving favorable Medicare coverage and reimbursement is usually a significant gating issue for successful introduction of a new product. The competitive position of some of our products will depend, in part, upon the extent of coverage and adequate reimbursement for such products and for the procedures in which such products are used. Prices at which we or our customers seek reimbursement for our products can be subject to challenge, reduction or denial by the government and other payors.

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

During the past several years, the major third-party payors have substantially revised their reimbursement methodologies in an attempt to contain their health care reimbursement costs. Medicare reimbursement for inpatient hospital services is based on a fixed amount per admission based on the patient’s specific diagnosis. As a result, any illness to be treated or procedure to be performed will be reimbursed only at a prescribed rate set by the government that is known in advance to the health care provider. If the treatment costs less, the provider keeps the overage; if it costs more, the provider cannot bill the patient for the difference. No separate payment is made in most cases for products such as our medical devices when they are furnished or used in connection with inpatient care. Many private third-party payors and some state Medicaid programs have also adopted similar prospective payment systems.

Third-party payors continue to increase their emphasis on managed care, which has led to an increased emphasis on the use of cost-effective medical devices by health care providers. In addition, through their purchasing power, these payors often seek discounts, price reductions or other incentives from medical product suppliers.

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

In addition to the foregoing Medicare coverage and reimbursement limitations, other aspects of the Medicare and Medicaid programs may negatively affect the Company. In 1977, Congress adopted the Medicare and Medicaid Anti-Fraud and Abuse Amendments of 1977, which have been strengthened by subsequent amendments and the creation of the Office of Inspector General (“OIG”) to enforce compliance with the statute, as amended (the “Anti-Fraud and Abuse Law”). The Anti-Fraud and Abuse Law prohibits the knowing and willful offer, payment, solicitation, or receipt of any remuneration in any form as an inducement or reward for either the referral of patients or the arranging for reimbursable services. A violation of the statute is a felony, and even if no criminal prosecution is initiated, could result in civil penalties, including exclusion from the Medicare program.

The United States Department of Health and Human Services has issued regulations from time to time setting forth so-called “safe harbors,” which would protect certain limited types of arrangements from prosecution under the statute. Failure to comply with each element of a particular safe harbor does not mean that an arrangement is per se in violation of the Anti-Fraud and Abuse Law. As the comments to the safe harbors indicate, the purpose of the safe harbors is not to limit what qualifies as all illegal conduct, but to set forth standards for certain non-violative arrangements. Nevertheless, if an arrangement implicates the Anti-Fraud and Abuse Law and full compliance with a safe harbor cannot be achieved, the Company risks greater scrutiny by the OIG and, potentially, civil and/or criminal sanctions. The Company believes its arrangements are in compliance with the Anti-Fraud and Abuse Law; however, no assurance can be given that regulatory authorities will not take a contrary position.

Moreover, the Civil False Claims Act prohibits knowingly presenting (including “causing” the presentation of) a false, fictitious or fraudulent claim for payment to the United States federal government. Actions under the Civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of health care providers, suppliers and manufacturers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million dollar settlements. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources in investigating healthcare providers’, suppliers’ and manufacturers’ compliance with health care billing, coverage and reimbursement rules and fraud and abuse laws.

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

Numerous federal and state laws and regulations, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), govern the collection, dissemination, use and confidentiality of patient-identifiable health information. Through many of our operations, we encounter, collect, maintain, and transmit patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with customers, payors, and others, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information, we could be subject to criminal or civil sanctions.

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

We have entered into a number of license and other arrangements under which we have obtained rights to manufacture and market some products or potential products. For instance, a number of the therapeutic-based products that we are developing incorporate proprietary technologies that we have licensed from third parties. Under our existing licenses, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach a license agreement, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In addition, upon the termination of the license, we may be required to license to the licensor any related intellectual property that we developed. As of March 2, 2007 we were in compliance in all material respects with our existing license requirements.

We do not consider any single patent or related group of patents to be material to our business.

Competition

The respiratory care, neurocare, medsystems, and orthopedics markets are highly competitive. We compete with many companies ranging from small start-up enterprises to companies that are larger and more established than we are, with access to significant financial resources and greater name recognition, research and development experience and regulatory, manufacturing, and marketing capabilities. We believe that we compete in each of our markets primarily on the basis of reputation, product reliability and performance, product features and benefits, price and post-sale service and support.

Our Respiratory Care business competes with products from firms such as Maquet AG, Dräger Medical AG, General Electric Company, Tyco Healthcare Group, Ferraris Group PLC, CompuMedics, Embla, ResMed, and Respironics, Inc. The principal competitors of our NeuroCare segment include Natus, Nihon Kohden Corporation and Cadwell. The principal competitors of our MedSystems segment include the Ross Products Division of Abbott Laboratories, Tyco Healthcare Group, Vital Signs, Inc., The Dow Chemical Company and J. P. Stevens Company.  The principal competitors of our Orthopedics segment include Symmetry and Accelent.

Employees

As of December 30, 2006, we had approximately 2,365 full-time employees, of which approximately 1,624 were employed in the United States. None of our employees based in the United States are unionized or subject to collective bargaining agreements. Some of our international employees are represented by either a labor union or a statutory work council arrangement, and as a result, our ability to reduce such workforce or their wage rates is subject to agreement or consultation with the appropriate labor union or works council. We consider our relationship with our employees to be good.

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

A majority of our customers are hospitals. We also sell to laboratories, universities, healthcare providers and public and private research institutions. Many factors, including public policy spending provisions, available resources and economic cycles have a significant effect on the capital spending policies of these entities. These factors may significantly affect the demand for our products and adversely affect our results of operations. For example, a reduction in funding to major government research supported agencies, such as the National Institutes of Health or the National Science Foundation, could materially adversely affect sales of our sleep diagnostic testing equipment.

We depend on third-party reimbursement to our customers for market acceptance of our products. Our profitability would suffer if third-party payors failed to provide appropriate levels of reimbursement for the purchase or use of our products or if any governmental or third-party payor were to issue an adverse determination or restrictive coverage policy.

Sales of medical products largely depend on the reimbursement of patients’ medical expenses by government healthcare programs and private health insurers. The cost of some of our products is substantial. Without both favorable coverage determinations by, and the financial support of, government and third-party insurers, the market for some of our products could be limited.

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

The federal government and private insurers continue to consider ways to change the manner in which healthcare services are provided and paid for in the United States. In the future, it is possible that the government may institute price controls and further limits on Medicare and Medicaid spending. These controls and limits could materially adversely affect the payments we receive from sales of our products. Internationally, medical reimbursement systems vary significantly, with some medical centers having fixed budgets, regardless of the level of patient treatment and other countries requiring application for, and approval of, government or third-party reimbursement. Even if we succeed in bringing new products to market, uncertainties regarding future healthcare policy, legislation and regulations, as well as private market practices, could materially adversely affect our ability to sell our products in commercially acceptable quantities at profitable prices.

We may need additional capital to sustain and expand our business, including acquisitions and the development of new products.

As of December 30, 2006, we had cash and cash equivalents of $13.5 million. In addition, we had borrowed $46.2 million and had $5.3 million of standby letters of credit outstanding under our $150 million revolving credit facility which would permit us to borrow up to an additional $98.5 million. The revolving credit facility can be increased to $200.0 million at our request. The lenders, however, are not obligated to participate in the increased portion of the Facility. Both cash and the credit facility may be used to fund the expansion of our business, either through acquisitions or development of new products. Our ability to access the credit facility is dependent on complying with the debt covenants that are part of that agreement. These covenants include a maximum leverage ratio of debt to earnings before interest, taxes and depreciation and amortization (“EBITDA”) of 3.0, a minimum ratio of EBITDA to interest expense of 4.0, minimum stockholders’ equity and maximum annual capital expenditures for fixed assets of $30 million or 5% of the Company’s consolidated net assets. While we were in compliance with the debt covenants in the Facility at December 30, 2006 and expect to be able to meet these requirements in the future, failure to satisfy any of the conditions would require us to renegotiate the facility on terms that may not be favorable to us or could require us to repay any outstanding balance. While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful that the new credit would be on terms that would be attractive to us in financing our business plans. The credit facility is due to expire on May 3, 2010.

In addition, we may need to seek additional capital. Adequate funds for these purposes on terms favorable to us, whether through additional equity financing, debt financing or other sources, may not be available when needed and, if an equity financing is consummated, may result in significant dilution to existing stockholders. If we are unable to secure additional funding when required, we may be required to delay, scale back, and/or abandon some or all of our product development programs or proposed acquisitions.

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

VIASYS and its former parent company have paid substantial premiums over the fair value of the net assets of some of the companies that comprise our business. We have acquired significant intangible assets, including approximately $294.7 million of cost in excess of net assets of acquired companies, or goodwill, recorded on our balance sheet as of December 30, 2006. This represents approximately 40% of our total assets as of that date. Our ability to realize the value of this asset will depend on future cash flows of the acquired businesses. Cash flow, in turn, depends on how well we have identified these acquired businesses as desirable acquisition candidates, how well we can integrate these acquired businesses and how well the acquired businesses ultimately perform.

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

•       Diversion of our management’s attention from ongoing business concerns;

•       Our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services.

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

International revenues account for a substantial portion of our revenues. International revenues from continuing operations, including export revenues from the United States, accounted for 40% of our total revenues in 2006 and 43% of our total revenues in 2005. While we plan to continue expanding our presence in international markets, our international operations present a number of risks, including the following:

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

•       A portion of our international business is through government tenders. As a result, we often must compete on price and product features, which may negatively impact selling prices and related gross margin.

•       Work forces in international locations tend to be highly unionized. Our international business may be negatively impacted by unanticipated strikes by these unionized labor forces.

Our competitive position is partially dependent on protecting our intellectual property, which can be difficult and expensive.

We believe that the success of our business depends, in part, on obtaining patent protection for our products, defending our patents once obtained and preserving our trade secrets. Patent and trade secret protection is important to us because developing and marketing new technologies and products is time consuming and expensive. However, we do not consider any single patent or related group of patents to be material to our business. We own many U.S. and foreign patents and intend to apply for additional patents to cover our products. We may not receive enforceable patents from any pending or future patent applications owned by or licensed to us. The claims allowed under any issued patents may not be broad enough to protect our technology.

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

If we fail to comply with applicable regulations, we could be subject to a number of enforcement actions, including warning letters, fines, product seizures, recalls, injunctions, total or partial suspension of production, operating restrictions or limitations on marketing, refusal of the government to grant new clearances or approvals, withdrawal of marketing clearances or approvals and civil and criminal penalties. Companies may also voluntarily conduct a recall of a problem product. For a summary of government regulations applicable to our business, see “Business—Government Regulation.”

We may be unable to successfully develop and/or commercialize our new and existing products.

We have undertaken a substantial internal development strategy under which we anticipate developing a number of therapy and service-based products. We may not have sufficient expertise and experience necessary to successfully implement this strategy and develop these new and existing products. Furthermore, the successful development and commercialization of these new and existing products will depend upon our ability to obtain regulatory approvals, as discussed above. If we are unable to obtain these regulatory approvals, we will be unable to market and sell our products, which will negatively affect our business. Even if we are able to obtain regulatory approval for our products we may have difficulty in bringing these products to market. In addition, once our new products are brought to market, their shipment may be delayed or the products may have to be discontinued based on design, mechanical, software, regulatory or other issues. Finally, we may face competition from other companies who may have a well-established presence in the new market or a strong intellectual property position. These matters may materially adversely affect our business and reputation and may make us unable to develop and/or commercialize new products in a successful manner.

Our dependence on suppliers for materials could impair our ability to manufacture our products.

Outside vendors, some of which are sole-source suppliers, provide key components and raw materials that we use in the manufacture of our products. The decline in the availability of or the increase in cost of raw materials could increase our costs of producing our products or limit our ability to meet sales demand. Although we believe that alternative sources for these components and raw materials are available, any supply interruption in a limited or sole-source component or raw material could harm our ability to manufacture the affected product until we identify and qualify a new source of supply. In addition, an uncorrected defect or supplier’s variation in a component or raw material, either unknown to us or incompatible with our manufacturing process, could harm our ability to manufacture the affected product. We may not be able to find a qualified alternative supplier in a reasonable time period, or on commercially reasonable terms, if at all, which could impair our ability to produce and supply our products. If we cannot obtain a necessary component, we may need to find, test and obtain regulatory approval for a replacement component, which would cause significant delays that could have a material adverse effect on our business and operating results.

We are dependent on our key executives and technical staff, and the loss of key personnel or the failure to attract additional qualified personnel could harm our business.

Our business is highly dependent on our key executives and technical staff. The loss of key personnel or the failure to recruit necessary additional or replacement personnel will likely impede the achievement of our business objectives. There is intense competition for qualified personnel in our industry, and there can be no assurances that we will be able to attract and retain the qualified personnel necessary for the growth of our business.

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

Provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. For example, these provisions:

•       authorize the issuance of “blank check” preferred stock without any need for action by stockholders;

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                        Properties

The following is a summary of the properties we owned or leased at December 30, 2006:

Location	Leased/ Owned	Purpose	Business Segment
Palm Springs, CA	Owned	Manufacturing and warehousing	Respiratory Care
Yorba Linda, CA	Leased	Research and development, sales and administration	Respiratory Care
Coleton, CA	Leased	Research and development	Respiratory Care
Minneapolis, MN	Leased	Manufacturing, sales and administration	Respiratory Care
Minneapolis, MN	Leased	Warehousing	Respiratory Care
Oak Forest, IL	Leased	Manufacturing, sales and administration	Respiratory Care
Lakewood, OH	Leased	Research and development and administration	Respiratory Care
Chatsworth, CA	Leased	Manufacturing, research and development	Respiratory Care
Hoechberg, Germany	Leased	Manufacturing, warehousing, research and development, sales and administration	Respiratory Care
Bilthoven, the Netherlands	Leased	Sales office	Respiratory Care
Paris, France	Leased	Sales office	Respiratory Care
Coventry, United Kingdom	Leased	Subleased to a third-party tenant	Respiratory Care
Market Harborough, United Kingdom	Leased	Unoccupied	Respiratory Care
Chatham Kent, United Kingdom	Owned	Manufacturing, warehousing, distribution, sales and administration	Respiratory Care
Hamburg, Germany	Leased	Warehousing, sales and administration	Respiratory Care

Madison, WI	Leased	Manufacturing, research and development, sales and administration	NeuroCare
Fitchburg, WI	Leased	Manufacturing and warehousing	NeuroCare
Golden, CO	Leased	Sales and administration	NeuroCare
Hawthorne, NY	Leased	Subleased to a third-party tenant	NeuroCare
Reykjavik, Iceland	Leased	Research and development and administration	NeuroCare
Bristol, United Kingdom	Leased	Research and development	NeuroCare
Old Woking, United Kingdom	Owned	Manufacturing facility	NeuroCare
Old Woking, United Kingdom	Leased	Manufacturing, distribution, sales and administration	NeuroCare
Warwick, United Kingdom	Leased	Sales, administration and warehousing	NeuroCare
Milan, Italy	Leased	Sales office and warehousing	NeuroCare
Madrid, Spain	Leased	Sales office and warehousing	NeuroCare
Gorichem, the Netherlands	Leased	Sales and administration	NeuroCare
Osaka, Japan	Leased	Sales and administration	NeuroCare
Tokyo, Japan	Leased	Sales and administration	NeuroCare
Wheeling, IL	Leased	Manufacturing, research and development, sales and administration	MedSystems
Woburn, MA	Leased	Manufacturing and sales	Orthopedics
Woburn, MA	Leased	Manufacturing	Orthopedics
Wilmington, MA	Owned	Manufacturing, research and development, sales and administration	Orthopedics
Gort, Ireland	Owned	Manufacturing and administration	Orthopedics
Ornamore, Ireland	Leased	Subleased to a third-party tenant	Orthopedics
Hong Kong, China	Leased	Sales and administration	Corporate
Dubai, United Arab Emirates	Leased	Sales and administration	Corporate
Conshohocken, PA	Leased	Executive offices	Corporate

In connection with our acquisition of Oxford Medical in 2005, we developed a plan to close several facilities. As part of this plan, our facility in Hawthorne, New York was closed. This facility is currently being subleased to a third-party. The remaining lease expires in 2010.

In connection with our acquisition of EME in 2002, we developed a plan to close our facilities located in Brighton, United Kingdom. The remaining lease expires in April 2007.

In addition, we have a facility in Coventry, United Kingdom that is currently being subleased. The remaining lease expires in December 2014. We also have a facility in Market Harborough, United Kingdom that is currently unoccupied with tenants expected to occupy the facility in early 2007 through September 2010, the end of the lease.

We believe our facilities are in good condition, are suitable and adequate to accommodate our needs for the foreseeable future, and are, with minor exceptions as described above, fully utilized and operating at normal capacity.

Item 3.                      Legal Proceedings

The Company believes that there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of our properties are subject. However, from time to time the Company faces litigation exposure for existing and potential claims. These claims primarily relate to intellectual property matters, the manufacture and sale of medical devices, disputes with our distributors and employment matters.

Tecomet Inc. (“Tecomet”), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a lawsuit against Tecomet for indemnity and/or contribution in connection with more than 920 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. S&N has also indicated that it is aware of approximately 75 additional revisions which have not yet been settled. Tecomet supplied to S&N knee components and a surface texture that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N, which include assertions that at least some of the Tecomet texturing on the implants did not comply with the manufacturing specifications. The Company has agreed to participate in a non-binding mediation with S&N scheduled to occur in April  2007. At this stage, it is not possible to predict the likelihood or amount of liability, if any, on the part of Tecomet, or the amount, if any, that would be covered under the Company’s product liability insurance policies. If a lawsuit is filed against Tecomet, Tecomet intends to defend it vigorously.

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

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of December 30, 2006, Pulmonetic Systems Inc. (“Pulmonetics”), a subsidiary of the Company, had four product liability cases outstanding related to its ventilator products. One of these four product liability cases has settled pending court approval. The Company’s remaining ventilation business had two product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases. The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 4.                      Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2006.

Executive Officers of the Registrant

The following is a list of our executive officers, their ages and positions as of March 6, 2007:

Name	Age	Positions and Offices Presently Held
Randy H. Thurman	57	Chairman, President and Chief Executive Officer
Matthew M. Bennett	35	Executive Vice President, Legal, Business Development and Regulatory and Quality Affairs, and Secretary
Lori J. Cross	46	Executive Vice President and Group President, NeuroCare
Martin P. Galvan	54	Executive Vice President, Chief Financial Officer, Information Technology and Director of Investor Relations
Edward Pulwer	60	Executive Vice President, Chief Operating Officer
John F. Imperato	49	Senior Vice President, Business Operations
Thomas I. Kuhn	53	Senior Vice President and Group President, MedSystems
Giulio A. Perillo	60	Senior Vice President and Group President, Orthopedics
Arie Cohen	59	Group President, Respiratory Care
Gregory G. Martin	51	Group President, International Operations
Scott Hurley	48	Vice President and Corporate Controller
Wesley N. Riemer	49	Vice President and Corporate Treasurer

Set forth below are biographical summaries, including positions and offices held during the past five years, of our executive officers. There are no family relationships among the executive officers. The executive officers are elected or appointed by the Board of Directors of the Company or by an appropriate subsidiary board of directors to serve until the election or appointment and qualification of their successors or their earlier death, resignation or removal.

Randy H. Thurman; Chairman, President and Chief Executive Officer

Mr. Thurman has served as Chief Executive Officer since April 2001 and became Chairman of the Board upon our spin-off in November 2001. Since July 2004, Mr. Thurman has also served as President. From 1996 to April 2001, Mr. Thurman served as Chairman and Chief Executive Officer of Strategic Reserves LLC, a privately held company providing funding and strategic direction to healthcare technology companies. From 1993 to 1996, Mr. Thurman was Chairman and CEO of Corning Life Sciences, Inc., which was a global provider in clinical laboratory testing, pharmaceutical research and esoteric reference testing. Concurrent with the aforementioned positions, Mr. Thurman served as Chairman of the Board of Enzon Pharmaceuticals, Inc. from 1994 to 2001 (Nasdaq: ENZN). From 1984 to 1993, Mr. Thurman held various positions at Rhone-Poulenc Rorer Pharmaceuticals, Inc., a global pharmaceutical company, ultimately as its President.

Matthew M. Bennett; Executive Vice President, Legal, Business Development and Regulatory and Quality Affairs and Secretary

Mr. Bennett has served as Executive Vice President, Legal, Business Development and Secretary since January 2006. Mr. Bennett joined VIASYS Healthcare Inc. in October 2003 as Corporate Vice President and General Counsel. In September 2004, he was named Senior Vice President, General Counsel and Business Development; in January 2006 he was named Executive Vice President, Legal, Business Development and Secretary; and in January 2007 he assumed the additional responsibility for worldwide quality and regulatory affairs. Mr. Bennett previously represented VIASYS Healthcare Inc. since its spin-off in 2001 as the company’s outside counsel at Morgan, Lewis & Bockius LLP. Before Morgan Lewis, Mr. Bennett was a defense attorney at Stradley Ronon Stevens & Young LLP and a clerk for the Superior Court of New Jersey.

Lori J. Cross; Executive Vice President and Group President, NeuroCare

Ms. Cross has served as Executive Vice President and Group President, NeuroCare since January 2006. From November 2004 to January 2006, Ms. Cross served as Group President, NeuroCare. Ms. Cross joined the Company from General Electric-Datex-Ohmeda, Inc. where, from 1998 to November 2003, she was President of Datex-Ohmeda U.S., responsible for the Anesthesia and Drug Delivery and Ventilation business areas and the U.S. Anesthesia Care selling organization. From 1997 to 1998, Ms. Cross was General Manager, Global Information Solutions Business of Datex-Engstrom in Karlsruhe, Germany. Prior to 1997, Ms. Cross held various positions with Smith & Nephew Dyonics, Inc. and Baxter Edwards, Inc.

Martin P. Galvan; Executive Vice President, Chief Financial Officer, Information Technology and Director of Investor Relations

Mr. Galvan has served as Executive Vice President, Chief Financial Officer and Director Investor Relations since January 2006. Beginning in November 2006, Mr. Galvan also took on the responsibilities of Information Technology. From June 2001 to January 2006, Mr. Galvan served as Senior Vice President, Chief Financial Officer, Director of Investor Relations. From June 2001 to October 2003, Mr. Galvan was also Secretary. Prior to joining the Company, from 1999 to 2001, Mr. Galvan was Chief Financial Officer of Rodel, Inc. From 1979 to 1998, Mr. Galvan held several positions with Rhone-Poulenc Rorer Pharmaceuticals, Inc., including Vice President, Finance Worldwide; President & General Manager, RPR Mexico & Central America; Vice President, Finance, Europe/Asia Pacific and Chief Financial Officer, United Kingdom & Ireland.

Edward Pulwer; Executive Vice President, Chief Operating Officer

Mr. Pulwer has served as Executive Vice President, Chief Operating Officer since November 2006. From July 2004 to November 2006, Mr. Pulwer served as Executive Vice President and Group President, Respiratory Care. Mr. Pulwer served as Group President, Critical Care from November 2002 to July 2004, Group President, Respiratory Technologies from July 2001 to November 2002, General Manager of SensorMedics from 1999 to July 2001 and Vice President of Sales of SensorMedics from 1996 to 1999. Mr. Pulwer held various sales and marketing positions at SensorMedics from 1983 to 1996. Prior to joining the Company, from 1977 to 1983, Mr. Pulwer was Group Product Manager for Respiratory Care Products of American Hospital Supply Corporation—Scientific Products Division, which is currently a division of Cardinal Health, Inc.

John Imperato; Senior Vice President, Business Operations

Mr. Imperato has served as Senior Vice President, Business Operations since January 2006. From October 2001 to January 2006, Mr. Imperato served as Corporate Vice President, Finance. Prior to joining the Company, from 2000 to 2001, Mr. Imperato was Chief Financial Officer of Auxilium A2, Inc., a start-

up pharmaceutical company engaged in development and marketing of ethical pharmaceutical products. From 1999 to 2000, Mr. Imperato was Chief Financial Officer of Omnicare Clinical Services, Inc., a contract research organization. From 1984 to 1998, Mr. Imperato held several positions with Rhone-Poulenc Rorer Pharmaceuticals, Inc., including Vice President, Finance, Worldwide Industrial Operations.

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

Giulio A. Perillo; Senior Vice President and Group President, Orthopedics

Mr. Perillo has served as Senior Vice President and Group President, Orthopedics since January 2006. From September 2004 to January 2006 Mr. Perillo served as Group President, VIASYS Orthopedics. Mr. Perillo served as Group President, Operations and Corporate Quality from October 2003 to September 2004 and Corporate Vice President, Operations Management and Systems from March 2003 to October 2003. Prior to joining the Company, Mr. Perillo worked for Cardinal Health, Inc. as Vice President and General Manager of Cardinal Health’s contract pharmaceutical and development business. From 1998 to 2000, Mr. Perillo was President of Omnicare Pharmaceutics, Inc. From 1997 to 1998, Mr. Perillo was President and Chief Operating Officer of USA Detergents, Inc. From 1994 to 1997, Mr. Perillo was Vice President and General Manager of Centeon Bio-Services, Inc., a global plasma collection company. From 1990 to 1994, Mr. Perillo was Vice President, Worldwide Manufacturing of Rhone-Poulenc Rorer Pharmaceuticals, Inc.

Arie Cohen; Group President, Respiratory Care

Mr. Cohen has served as Group President, Respiratory Care since November 2006. From August 2005 to November 2006, Mr. Cohen served as Division President, Pulmonetic Systems Inc. From January 2005 to August 2005, Mr. Cohen served as Executive Vice President and General Manager, Respiratory Care. Mr. Cohen served as Group President, Respiratory Technologies from July 2004 to January 2005 and Vice President, Strategic Initiatives from November 2003 to July 2004. From 2001-2003, Mr. Cohen founded ARC Healthcare Consulting. Prior to joining VIASYS, Mr. Cohen worked in senior executive positions for several medical technology companies, including Bear Medical Systems, Datascope Corporation and Respironics.

Gregory G. Martin; Group President, International Operations

Mr. Martin has served as Group President, International Operations since November 2006. From January 2006 to November 2006, Mr. Martin served as Group President, Customer Care and Information Technology. From November 2003 to January 2006, Mr. Martin served as Division President, Customer Care. Prior to joining the Company, from 1997 to November 2003, Mr. Martin held the following positions with DecisionOne: Senior Vice President, Field Operations from November 1999 to November 2003, Senior Vice President, Major Account Operations for DecisionOne’s top 200 Customers from January 1999 to November 1999, and Vice President and General Manager of DecisionOne Canada from 1997 to January 1999.

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

Wesley N. Riemer; Vice President and Corporate Treasurer

Mr. Riemer has served as Vice President and Corporate Treasurer since December 2001. Prior to joining the Company, from August 1998 to December 2001, Mr. Riemer was Assistant Vice President, International Tax at CIGNA Corporation. From June 1991 to August 1998, Mr. Riemer held several positions within Rhone-Poulenc Rorer Pharmaceuticals, Inc.’s tax department, most recently as Director, International Tax Planning.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VAS”. The following table sets forth the high and low closing sale prices of our common stock as reported by the NYSE for each quarter period during the last two fiscal years.

	High	Low
Fiscal Year Ended December 30, 2006
Quarter ended April 1, 2006	$30.08	$25.15
Quarter ended July 1, 2006	$29.75	$23.86
Quarter ended September 30, 2006	$28.18	$24.68
Quarter ended December 30, 2006	$29.35	$26.31
Fiscal Year Ended December 31, 2005
Quarter ended April 2, 2005	$21.00	$17.00
Quarter ended July 2, 2005	$23.35	$18.79
Quarter ended October 1, 2005	$26.93	$22.50
Quarter ended December 31, 2005	$28.56	$22.90

On March 2, 2007, there were approximately 6,169 holders of record of our common stock. On March 2, 2007, the closing price of our common stock on the NYSE was $30.54.

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

The following information of Part II Item 5 is being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such a filing.

Performance Graph

Set forth below is a line graph comparing the yearly cumulative total stockholder return on Common Stock with the yearly cumulative total return of the S&P Smallcap 600 Index and the S&P 600 Healthcare Equipment Index for the period beginning on December 29, 2001, and ending on December 29, 2006, the last trading day of our fiscal year. The comparison assumes $100 was invested on December 29, 2001 in Common Stock and each of the foregoing indices and also assumes reinvestment of all dividends.

	December 29, 2001	December 28, 2002	January 2, 2004	December 31, 2004	December 30, 2005	December 29, 2006
VIASYS HEALTHCARE INC.	$100.00	$74.86	$102.23	$96.11	$129.99	$140.72
S&P SMALLCAP 600 INDEX	$100.00	$84.54	$117.67	$144.09	$155.16	$178.62
S&P 600 HEALTH CARE EQUIPMENT	$100.00	$88.93	$120.19	$142.77	$168.97	$182.47

Item 6.                        Selected Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 30, 2006, December 31, 2005, and January 1, 2005, and the consolidated balance sheet data as of December 30, 2006 and December 31, 2005, are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended  January 3, 2004 and December 28, 2002 and the consolidated balance sheet data as of January 1, 2005, January 3, 2004, and December 28, 2002 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Year Ended
	Dec. 30, 2006(1)	Dec. 31, 2005(2)	Jan. 1, 2005(3)(2)	Jan. 3, 2004(4)(2)	Dec. 28, 2002(2)
Consolidated Statements of Operations Data:
Revenues	$610,416	$509,974	$393,202	$394,947	$342,452
Cost of Revenues	319,324	268,858	218,870	212,787	181,625
Gross Margin	291,092	241,116	174,332	182,160	160,827
Operating Expenses:
Selling, general and administrative expense	194,933	164,592	124,847	112,856	95,384
Research and development expense	35,841	32,283	23,452	26,455	26,459
Restructuring charges	2,568	4,573	9,044	1,797	5,731
Purchased in-process research and development	5,999	34,909	386	—	900
Legal settlement	—	—	(6,000)	—	—
Total operating expenses	239,341	236,357	151,729	141,108	128,474
Operating Income	51,751	4,759	22,603	41,052	32,353
Other Income (Expense), net	(3,503)	(1,522)	908	(1,908)	(2,020)
Income from Continuing Operations Before Income Taxes	48,248	3,237	23,511	39,144	30,333
Provision for Income Taxes	(19,258)	(13,542)	(8,475)	(13,306)	(11,485)
Income (Loss) from Continuing Operations	28,990	(10,305)	15,036	25,838	18,848
Income (Loss) from Discontinued Operations (net of income tax expense (benefit) of $0, $296, ($128), ($665), and ($7,821)		536	(205)	(4,252)	(13,524)
Net Income (Loss)	$28,990	$(9,769)	$14,831	$21,586	$5,324
Earnings (Loss) per Share:
Basic:
Continuing Operations	$.89	$(.33)	$.49	$.91	$.72
Discontinued Operations	—	.02	(.01)	(.15)	(.52)
	$.89	$(.31)	$.48	$.76	$.20
Diluted:
Continuing Operations	$.87	$(.33)	$.48	$.89	$.71
Discontinued Operations	—	.02	(.01)	(.14)	(.51)
	$.87	$(.31)	$.47	$.75	$.20
Weighted Average Shares Outstanding:
Basic	32,420	31,430	30,809	28,284	26,080
Diluted	33,298	31,430	31,403	28,905	26,603

Consolidated Balance Sheet Data:
Working Capital	$138,460	$134,329	$230,355	$210,875	$97,959
Total Assets	727,910	648,587	547,836	504,325	441,500
Long-Term Debt Obligations	16,225	37,100	—	—	—
Stockholders’ Equity	523,106	450,116	465,499	431,657	317,625
Other Financial Data:
Cash Dividends Declared Per Common Share	—	—	—	—	—

(1)             Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Stock-Based Compensation” (“SFAS No. 123R). In connection with adopting SFAS No. 123R, we began recording stock-based compensation expense. Stock-based compensation expense for the year ended December 31, 2006 was $8.6 million.

(2)             The results of operation data for the years ended December 31, 2005, January 1, 2005, January 3, 2004, December 28, 2002 and December 29, 2001 have been adjusted to reflect certain businesses as discontinued operations (See Note 14 of our Consolidated Financial Statements).

(3)             In the second quarter of fiscal 2004, the Company settled its litigation with INO Therapeutics, LLC (“INO Therapeutics”) and received a payment of $6,000,000 in connection with the dismissal of the litigation (See Note 15 of our Consolidated Financial Statements).

(4)             In June 2003, we issued 3,450,000 shares of common stock in a follow-on public offering. The net proceeds generated by the offering were $62,689,000.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of Results for the Year Ended December 30, 2006 to the Year Ended December 31, 2005

In order to more fully understand the comparison of the results of operations for the year ended December 30, 2006 as compared to the  year ended December 31, 2005, it is important to note the following significant changes in our operations that occurred in 2006 and 2005:

•       Effective November 13, 2006, we acquired substantially all of the assets of Hoffman Laboratories LLC.

•       Effective August 31, 2006, we acquired substantially all of the assets of BioBeat Medical Limited.

•       Effective July 11, 2006, we acquired all of the outstanding capital stock of Tiara Medical Systems, Inc.

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

On June 30, 2005, we completed the sale of the obstetrics and cardiovascular (“OB and CV”) businesses that we acquired in the Oxford Medical transaction in March 2005. The consolidated financial results have been restated to present OB and CV as a discontinued operation.

Overview

We are a healthcare technology company engaged in developing, manufacturing, marketing and servicing a variety of medical devices, instruments and medical and surgical products for use in the respiratory, neurological, vascular, audio, homecare, medical and surgical products markets. We operate under the following segments:  Respiratory Care, NeuroCare, MedSystems and Orthopedics.

During 2006 we achieved 20% revenue growth, of which 11% was from our core business and 9% from acquisitions. This revenue growth was largely due to the performance of our respiratory segment, including the clinical services business, the continued success of Neurocare and MedSystems as well as our successful acquisition and integration strategy.

During 2006 we made the strategic decision to further expand into select international markets, including the Asia Pacific and Middle Eastern regions, which we believe offer significant growth potential for our products. We have also introduced recently acquired products into our international channels. We made several strategic acquisitions in 2006, which enabled us to increase our presence in the sleep therapy and diagnostics markets and to deliver advanced digital transcranial doppler (TCD) technology to our customers.

In 2006, we achieved earnings from continuing operations of $0.87 per diluted share, compared to a loss from continuing operations of $(0.33) per diluted share in 2005. Our improved earnings were primarily due to the 20% revenue growth described above, a decrease in acquisition related expenses over the prior year and the significant increase in profitability of Neurocare. Offsetting these favorable items was the inclusion of stock-based compensation expense of $5.7 million, after tax, pursuant to our adoption of FAS 123R, “Stock-Based Compensation,” (“FAS 123R”.)

Our adoption of FAS 123R, on January 1, 2006, resulted in the recognition of stock compensation expense in the consolidated statement of operations during the fiscal year ended December 30, 2006. We adopted FAS 123R using the modified prospective method; prior period financial statements have not been restated. Stock-based compensation expense for the year ended December 30, 2006 totaled $8.6 million pre-tax ($5.7 million after-tax or $0.18 per basic and $0.17 per diluted share).

Operating cash flow from operations was $58.1 million for 2006 compared to $22.3 million for 2005. The increase in operating cash flow was driven by increased net income, as well as changes in accounts receivable and accounts payable that more favorably impacted operating cash flow in 2006 as compared to 2005.

Revenues

Revenues increased $100.4 million, or 19.7%, to $610.4 million in 2006 from $510.0 million in 2005. This increase was due to increases in revenue of $93.3 million in Respiratory Care, $4.4 million in NeuroCare, $2.1 million in MedSystems, and $0.6 million in Orthopedics. Core products accounted for 11.4% of the growth, while the additional sales from businesses acquired in 2006 and 2005 accounted for 8.3%. Contributing to the revenue growth were strong sales of our entire ventilation line, including our LTV 1200 portable mechanical ventilators. The LTV 1200 performance includes sales to government agencies as part of Homeland Security initiatives. In addition, revenues were favorably impacted by higher sales in our clinical services and customer care operations, as well as in our vascular and enteral delivery products.

Gross Margin

Gross margin increased $50.0 million, or 20.7%, to $291.1 million in 2006 from $241.1 million in 2005. Gross margin as a percentage of revenues increased 40 basis points to 47.7% in 2006 from 47.3% in 2005. The increase in gross margin was primarily a result of the higher sales volume as well as the absence of an acquisition related charge in 2005 taken to step up inventory.

Gross margin as a percentage of revenues increased due to favorable product mix, including increased sales of our portable mechanical ventilators, manufacturing efficiencies, as well as the absence of acquisition related charges taken to step-up acquired inventory in 2005. Offsetting these favorable increases were pricing pressure on our orthopedics products, lower margin from clinical services as we enter into cardiac studies and reduced margin from INO therapeutics milestone payments. In addition, 2006 margins were adversely affected by increases in raw material costs across all our businesses, with a disproportionate impact on MedSystems and Orthopedics.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $30.3 million, or 18.4%, to $194.9 million in 2006 from $164.6 million in 2005. This increase was primarily due to expenses incurred by businesses acquired in 2006 and 2005 and pre-tax stock compensation expense of $8.6 million in 2006, as a result of the adoption of FAS 123R on January 1, 2006. As a percentage of revenues, selling, general and administrative expense decreased 40 basis points, despite a 140 basis point increase due to stock compensation expense. The 40 basis point decrease was largely as a result of our cost reduction initiatives in NeuroCare and leverage gained on the additional sales throughout our businesses.

Purchased in-process research and development

During 2006 we recorded $6.0 million of purchased in-process research and development (“IPR&D”) expense in connection with three separate business combinations, all of which were accounted for pursuant to SFAS No. 141 Business Combinations. This compares to $34.9 million of IPR&D expenses recorded in 2005.

During 2006, we recorded $3.1 million of IPR&D expense in connection with the acquisition of Hoffman. We also recorded $1.1 million of IPR&D expense in connection with the acquisition of Tiara and $1.8 million of IPR&D expense in connection with the acquisition of BioBeat. The portion of the purchase price for each of these acquisitions allocated to IPR&D was determined by us based on input from an independent third party appraisal and represents the estimated fair value of the research and development projects in-process at the time of each acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”). These charges are included in our Consolidated Statements of Operations for the period ended December 30, 2006 as a separate component of operating expense.

During 2005, we recorded $3.4 million of IPR&D expense in connection with the acquisition of Micro Medical and  $31.5 million of IPR&D expense in connection with the acquisition of Pulmonetics. The portion of the purchase price for each of these acquisitions allocated to IPR&D was determined by us based on input from an independent third party appraisal and represents the estimated fair value of the research and development projects in-process at the time of each acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to operating expense at the acquisition date in accordance with FIN 4. These charges are included in our Consolidated Statements of Operations for the year ended December 31, 2005 as a separate component of operating expense.

Research and Development Expense

Research and development expense increased $3.5 million, or 11.0%, to $35.8 million in 2006 from $32.3 million in 2005. This increase was largely attributable to research and development activities of the businesses acquired in 2006 and 2005 as well as increasing our research and development initiatives in our Respiratory Care segment as projects enter the final phases of development, partially offset by a decrease in research and development in our NeuroCare segment.

Restructuring Charges

Restructuring charges were $2.6 million in 2006, compared to $4.6 million in 2005, a decrease of 43.5% over 2005.

In the second half of 2006, we initiated a plan to restructure certain manufacturing operations in Old Woking, United Kingdom and in Ireland. As a result of this plan, 42 positions were eliminated. Expenses incurred relate to one-time termination costs paid to employees as well as charges taken to dispose of certain assets that will not be used in the restructured business. As of December 30, 2006, $2.1 million of restructuring expense has been incurred in connection with this plan. We do not expect to incur any additional costs associated with this plan. We expect to realize annual cost savings of approximately $1.0 million associated with this plan beginning in 2007.

In the third quarter of 2005, we initiated a plan to restructure our international operations, which included closing our manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 12 positions were eliminated in Bristol and the manufacturing operations were combined into our existing facility in Old Woking, United Kingdom. As of December 30, 2006, a total of $1.0 million of restructuring expenses had been incurred in connection with this plan, of which $0.4 million was incurred in 2006. Costs incurred include employee severance and related expenses as well as costs incurred related to the termination of distribution agreements. We do not expect to incur any additional costs associated with this plan.

In the third quarter of 2004, we initiated a company-wide restructuring plan to lower our cost structure. The principal components of the plan include reducing worldwide headcount by approximately 220 employees, transitioning the Respiratory Care’s U.S. manufacturing operations from Yorba Linda, California to our Respiratory Care facility in Palm Springs, California, combining Respiratory Care’s U.S. commercial operations in Palm Springs, California and Yorba Linda, California to a newly leased facility in Yorba Linda, California, and the closure of a facility in Bilthoven, the Netherlands. The plan involves the termination of employees in Germany, the Netherlands, the United Kingdom and the United States. As of December 31, 2005, all of the targeted positions had been eliminated. The total amount of restructuring expense incurred in connection with this plan was approximately $12.0 million, of which $3.5 million was recognized in 2005. There were no costs incurred associated with this plan in 2006.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of December 30, 2006, 23 of these positions had been eliminated. Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1.7 million. During 2006, we recorded net expense associated with this plan of $(0.1) million. This amount consisted of a $0.3 million reduction in the reserve in the first quarter of 2006 based on a reduction in the estimated amounts to be incurred under this plan and expense of $0.2 million recorded during 2006. As of December 30, 2006, a total of $1.5 million of expense had been incurred related to this plan. Restructuring charges incurred in connection with this plan were $(0.1) million during 2006 compared to $0.4 million during 2005. Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which will be realized over the next three years as the positions are eliminated.

During 2007 we expect to incur a strategic restructuring charge largely associated with the consolidation of certain locations resulting from the eight acquisitions we have completed in the last two years. It is anticipated that this pre-tax charge will be $13.0 million to $16.0 million. We expect the cash outflow in 2007, including the benefit of related asset divestitures, associated with this charge to be from $4.0 million to $7.0 million, excluding the potential favorable tax benefits. It is anticipated that some benefits of this restructuring will start to be realized later in 2007 and the cost will be substantially recovered by the early part of 2009.

Provision for Income Taxes

Our effective tax rate was 39.9% in 2006 compared to 418.4% in 2005. The effective rate in 2006 exceeded the statutory federal income tax rate of 35.0% primarily due to purchased in-process research and development expense (IPR&D) of $6.0 million, which is not deductible for tax purposes. Excluding the impact of IPR&D, our effective tax rate was 35.5%. The effective tax rate (excluding IPR&D) was higher than the federal statutory tax rate of 35.0% because of non-deductible expenses, a higher tax rate on foreign net earnings because of different tax rates, and losses on which lower tax benefits were provided and the impact of state taxes. These increases in our effective tax rate were partially offset by production activity and export sales benefits and research and development credits. The effective tax rate in 2005 exceeded the statutory federal income tax rate of 35.0% primarily due to IPR&D, which is not deductible for tax purposes. Excluding the impact of IPR&D, our effective tax rate was 35.5%. The effective tax rate (excluding IPR&D) was higher than the federal statutory tax rate of 35.0% because of non-deductible expenses, a higher tax rate on foreign net earnings because of different tax rates, and losses on which lower tax benefits were provided and the impact of state taxes. These increases in our effective rate were partially offset by production activity and benefits from export sales and research and development credits. Changes in US tax law effective as of January 1, 2007 will negatively impact the effective tax rate in 2007 and future years. The restructuring and other planned actions also impact our effective tax in 2007 and future years.

Discontinued Operations

There was no net income from discontinued operations in 2006. In 2005 there was $0.5 million of net income from discontinued operations, as a result of the June 30, 2005 sale of OB and CV that we acquired for approximately $6.4 million in cash in the Oxford Medical acquisition in March 2005.

Segment Information

Respiratory Care

Revenues increased $93.3 million, or 29.9%, to $405.6 million in 2006 from $312.3 million in 2005. This revenue increase was primarily due to sales from acquired businesses, including sales of sleep therapy products. The strong sales of our entire ventilation line, including our LTV 1200 portable mechanical ventilators, also contributed to the revenue increase. The LTV 1200 performance includes sales to government agencies as part of Homeland Security initiatives. In addition, revenues were favorably impacted by higher revenues from our clinical services business and domestic pulmonary function testing systems.

Operating income increased $49.3 million to $55.1 million in 2006 from $5.8 million in 2005. Included in operating income was a $4.2 million charge for acquired IPR&D in 2006 compared to a $34.9 million charge in 2005, as a result of business acquisitions in the respective periods. The remaining 46% increase in operating income was due to the higher overall sales, higher operating margins in VIASYS Clinical Services and Customer Care, and a reduction of restructuring expenses. Partially offsetting these positive impacts were higher commissions and incentive compensation, higher international sales in countries with lower average selling prices and expenses from our research and development initiatives.

NeuroCare

Revenues increased $4.4 million, or 3.6%, to $127.5 million in 2006 from $123.1 million in 2005. Revenue growth resulted from sales from businesses acquired in 2005 and increased sales of vascular diagnostic and monitoring products. Partially offsetting these increases were lower consumable revenues due to changes from direct to distributor sales in select countries subsequent to the Oxford Medical acquisition in 2005. Distributors receive discounted pricing to fund local marketing and sales efforts.

Operating income increased $6.9 million to $5.3 million in 2006 from a loss of $1.6 million in 2005. Included in the operating income for 2006 was $1.8 million of in-process research and development expense related to the acquisition of BioBeat and an increased restructuring charges of $1.1 million. Included in the operating loss for 2005 was $2.1 million of inventory step-up amortization related to the acquisition of Oxford Medical and $0.6 million of acquisition and integration related costs. Excluding these items we experienced a $7.2 million, or 465%, improvement in operating performance from 2005 to 2006. The improvement was primarily due to cost reduction initiatives from the restructuring that was implemented during the third quarter of 2006 and higher gross margin from the increased sales.

MedSystems

Revenues increased $2.1 million, or 6.5%, to $35.0 million in 2006 from $32.9 million in 2005. This increase was primarily due to higher sales of our enteral delivery products, in particular our CORTRAK® access system, as well as NAVIGATOR®, our peripherally inserted catheter access system. Partially offsetting these increases were declines in certain other product lines, largely related to the timing of orders.

Operating income increased $0.6 million, or 10.4%, to $6.8 million in 2006 from $6.2 million in 2005. The increase was primarily due to the impact of higher sales, as well as the impact of planned operating expense reductions.

Orthopedics

Revenues increased $0.6 million, or 1.4%, to $42.4 million in 2006 from $41.8 million in 2005. This increase was due to higher sales of aerospace and industrial products and sales of orthopedic instruments resulting from the November 2005 acquisition of Intermed. This increase was offset by an overall decline in sales of orthopedic implants primarily due to weaker demand and pricing pressure from OEM customers. This weakened demand is the result of an overall industry slowdown as well as pricing pressures in the orthopedic market.

Operating income decreased $2.4 million, or 27.9%, to $6.2 million in 2006 as compared to $8.6 million in 2005. Contributing to the decline in operating income was the negative impact on gross margin from the pricing pressures described above and costs related to the Intermed acquisition, partially offset by reduced operating expenses. These trends are expected to continue into 2007.

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

•       Effective January 18, 2005, we acquired substantially all of the assets of Navion Biomedical Corporation

In the year ended January 1, 2005, our business was organized and operated through the following four reportable segments:  Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. During the first quarter of 2005, we changed our reportable segments to reflect how we now manage our business. As a result, Respiratory Technologies and Critical Care operating segments were combined into one operating segment called Respiratory Care. We also divided our Medical and Surgical Products operating segment into two separate segments:  MedSystems and Orthopedics. Segment information in this section has been restated for the fiscal year ended January 1, 2005 to reflect our current segment presentation.

Revenues

Revenues increased $116.8 million, or 29.7%, to $510.0 million in 2005 from $393.2 million in 2004. This increase was due to increases in revenue of $64.0 million in Respiratory Care, $38.0 million in NeuroCare, $2.3 million in MedSystems, and $12.5 million in Orthopedics. The increase was driven primarily by higher sales of EMG systems, including sales resulting from the acquisition of Oxford Medical, orthopedic implants, Customer Care, the AVEA venitilator, clinical services, and pulmonary function testing equipment. The increase was also driven by the sales of portable mechanical ventilators and spirometry systems, which were a result of businesses acquired in 2005.

Gross Margin

Gross margin increased $66.8 million, or 38.3%, to $241.1 million in 2005 from $174.3 million in 2004 due primarily to businesses acquired. Gross margin as a percentage of revenues increased 300 basis points to 47.3% in 2005 from 44.3% in 2004 due to increased sales of higher margin products and manufacturing efficiencies resulting from productivity programs, increased throughput, and the restructuring plan initiated in the third quarter of 2004. Gross margin as a percentage of revenues in 2005 was negatively impacted by approximately 134 basis points due to costs associated with the step-up of inventory acquired in the transactions described above.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $39.8 million, or 31.8%, to $164.6 million in 2005 from $124.8 million in 2004. This increase was primarily due to acquisitions completed during 2005, higher incentive compensation costs, and higher expenses related to the expansion of our field sales, service and marketing organizations. These increases were partially offset by cost savings from the restructuring plan initiated in the third quarter of 2004 and a reduction in legal fees totaling $1.6 million incurred in 2004 in connection with our now resolved suit against INO Therapeutics.

Purchased in-process research and development

During 2005, we recorded $34.9 million of purchased in-process research and development (“IPR&D”) expense in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141 Business Combinations. This compares to $0.4 million of IPR&D expense recorded during 2004 in connection with the acquisition of substantially all of the assets of Taugagreining.

During 2005, we recorded $3.4 million of IPR&D expense in connection with the acquisition of Micro Medical and $31.5 million of IPR&D expense in connection with the acquisition of Pulmonetics. The portion of the purchase price allocated to IPR&D was determined by us based on input from an independent third party appraisal and represents the estimated fair value of the research and development projects in-process at the time of each acquisition. These projects had not yet reached technological feasibility, were deemed to have no alternative use and, accordingly, were immediately charged to operating expense at the acquisition date in accordance with FIN 4. These charges are included in our Consolidated Statements of Operations for the year ended December 31, 2005 as a separate component of operating expense.

Research and Development Expense

Research and development expense increased $8.8 million, or 37.7%, to $32.3 million in 2005 from $23.5 million in 2004. This increase is largely attributable to research and development activities of the companies we acquired in 2004 and 2005.

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

In the third quarter of 2003, we commenced a plan to restructure our NeuroCare segment. The restructuring plan included the termination of 55 general and administrative, service and manufacturing positions. The plan was carried out in the third and fourth quarters of 2003. The total amount of restructuring expense incurred in connection with this plan was approximately $0.6 million, all of which was expensed and paid in 2003. Beginning in 2004, this plan resulted in annual cost savings of approximately $3.5 million, much of which was reinvested into other areas in NeuroCare, such as sales and research and development.

Also in 2003, as a result of the acquisition of EME, we initiated a restructuring plan related to our Critical Care segment, which resulted in the elimination of 48 positions in the areas of sales, finance, service and research and development. The total amount of restructuring expense incurred in connection with this plan was approximately $0.9 million, most of which was expensed and paid in 2003. Beginning in 2004, this plan resulted in annual cost savings of approximately $2.0 million.

Legal Settlement

In the second quarter of 2004, we settled the litigation with INO Therapeutics, AGA AB, and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and received a payment of $6.0 million in connection with the dismissal of the litigation. We had no similar settlements in 2005.

Provision for Income Taxes

Our effective tax rate was 418.4% in 2005 compared to 36.0% in 2004. The effective rate in 2005 exceeded the statutory federal income tax rate of 35.0% primarily due to purchased IPR&D expense of $34.9 million which is not deductible for tax purposes. Excluding the impact of IPR&D, our effective tax rate was 35.5% in 2005. The effective tax rate (excluding IPR&D) was higher than the federal statutory tax rate of 35.0% because of non-deductible expenses, a higher tax rate on foreign net earnings because of different tax rates, and losses on which lower tax benefits were provided and the impact of state taxes. These increases in our effective rate were partially offset by production activity and export sales benefits and research and development credits. The effective tax rate in 2004 was higher than the statutory tax rate of 35.0% primarily because of the impact of state income taxes, lower rates on net foreign losses and IPR&D that is not deductible for tax purposes. These increases were partially offset by export sales benefits.

Discontinued Operations

The net income from discontinued operations was $0.5 million in 2005, compared to a net loss of $0.2 million in 2004. On June 30, 2005, we completed the sale of OB and CV businesses that we acquired in the Oxford Medical transaction in March 2005 for approximately $6.4 million in cash.

Segment Information

Respiratory Care

Revenues increased $64.1 million, or 25.8%, to $312.3 million in 2005 from $248.2 million in 2004. Revenues from all major product lines increased, with approximately half of the increase resulting from sales of portable mechanical ventilators and spirometry systems in the operations acquired from Pulmonetics and Micro Medical, respectively. The remaining increase was primarily attributable to higher sales of AVEA® ventilators and pulmonary function testing equipment and higher revenues in our Clinical Services and Customer Care businesses. These increases were partially offset by lower sales of previous generation ventilators. During the fourth quarter 2005, the company amended an agreement with INO Therapeutics for the development of an indication for Nitric Oxide. Pursuant to the agreement and in consideration for achieving milestones under the agreement, we received $4.5 million and have included this amount in service revenue for the Respiratory Care segment.

Operating income decreased $18.3 million, or 75.7%, to $5.8 million in 2005 from $24.1 million in 2004. This decrease is primarily the result of a $34.9 million charge to write-off acquired IPR&D and a $6.0 million payment received from settling litigation with INO Therapeutics in the second quarter of 2004. This decrease in 2005 was partially offset by higher gross margin primarily due to the increased sales, operational efficiencies in part due to the restructuring plan initiated in the third quarter of 2004, product mix and the amounts received in consideration of the INO Therapeutics milestone. Also benefiting operating income was a reduction in legal expense primarily as a result of a $1.6 million charge incurred in 2004 in connection with the litigation with INO Therapeutics and a reduction in restructuring expense.

NeuroCare

Revenues increased $38.0 million, or 44.7%, to $123.1 million in 2005 from $85.1 million in 2004. Revenue growth was primarily due to higher sales of EMG products as well as new products introduced in 2004, including NicoletOne™ and Synergy, which was acquired from Oxford Medical.

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

MedSystems

Revenues increased $2.3 million, or 7.4%, to $32.9 million in 2005 from $30.6 million in 2004. This increase was primarily due to higher sales of our enteral feeding tube product line.

Operating income increased $0.3 million, or 4.9%, to $6.2 million in 2005 from $5.9 million in 2004. This increase was primarily due to higher gross margin resulting from increased sales, partially offset by additional expenses associated with the launch in the first quarter of 2005 of our new CORTRAK® and NAVIGATOR® systems.

Orthopedics

Revenues increased $12.5 million, or 42.5%, to $41.8 million in 2005 from $29.3 million in 2004. This increase was primarily due to higher sales of hip and knee implants as well as cranial and maxiofacial mesh products, resulting from strong overall demand for our products. This increase was partially offset by lower sales of specialty products and materials.

Operating income increased $4.4 million, an increase of over 100%, to $8.6 million for in 2005 as compared to $4.2 million in 2004. This increase was primarily due to increased gross margin resulting from higher sales volume and operational efficiencies resulting from manufacturing process improvements.

Liquidity and Capital Resources

As of December 30, 2006 and December 31, 2005, we had cash and cash equivalents of $13.5 million and $19.5 million, respectively. At December 30, 2006, approximately $13.1 million of our cash and cash equivalents was held internationally and could be subject to U.S. income tax if repatriated to the U.S. Our working capital was approximately $138.5 million and $134.3 million at December 30, 2006 and December 31, 2005, respectively. This increase was due primarily to increases in accounts receivable and inventories due in part to sales of portable mechanical ventilators to the State of California Department of Health in connection with Homeland Security emergency preparedness initiatives in 2006  and additional  sales to be completed in the first quarter of 2007. Such initiatives, sponsored by the Federal government through the Health Resources and Services Administration, have included purchases by various state governments of the portable mechanical ventilator sold by Pulmonetic Systems. We expect sales of portable mechanical ventilators to continue to be strong due primarily to continued Homeland Security initiatives and to what we believe are the standard of care characteristics of the product.

Our cash flow from operations increased by $35.8 million to $58.1 million in 2006 from $22.3 million in 2005. This increase was primarily due to the increase in net income, including the impact of stock based compensation as well as changes in accounts receivable and accounts payable that more favorably impacted cash flow from operations in 2006 as compared to 2005. Net income adjusted to exclude certain non-cash items, such as depreciation and amortization, purchased in-process research and development and stock-based compensation, was approximately $66.6 million, $49.7 million and $34.1 million for the fiscal years ended 2006, 2005 and 2004, respectively. The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in net cash (outflows) inflows of $(8.5) million, $(27.4) million, and $4.6 million in 2006, 2005, and 2004, respectively. Discontinued operations provided (used) cash of $0.5 million and $(0.2) million in 2005 and 2004, respectively. There were no discontinued operations for 2006.

We used cash for investing activities of $59.7 million in 2006, compared to $204.3 million and $24.0 million in 2005 and 2004, respectively. This decrease is due to a reduction in the amount paid to acquire businesses in 2006 compared to 2005. In July 2006, we paid $20.2 million, net of cash received, to acquire Tiara. In August 2006, we paid $4.5 million to acquire substantially all the assets of BioBeat Medical. In November 2006, we paid $10.4 million to acquire substantially all of the assets of Hoffman. In addition, we paid $0.3 million to former shareholders of Taugagreining based on the achievement of the milestone outlined in the purchase agreement, which was recorded as additional purchase price. In January 2005, we paid $3.4 million, net of cash acquired, to acquire substantially all of the assets of Navion Biomedical Corporation. In March 2005, we paid $45.1 million, net of cash acquired, to acquire Oxford Medical. In March 2005, we paid $37.3 million, net of cash acquired, to acquire all of the outstanding stock of Micro Medical. In June 2005, we paid $89.7 million, net of cash acquired, to acquire all the outstanding stock of Pulmonetics. In November 2005, we paid $10.6 million, net of cash acquired, to acquire all of the stock of Intermed Precision. Our expenditures for property, plant and equipment were $16.8 million during 2006, compared to $19.9 million and $10.6 million during 2005 and 2004, respectively. Our expenditures for intangible assets were $7.9 million, compared to $6.1 million and 10.1 million in 2005 and 2004, respectively.

We used net cash from financing activities of $7.0 million in 2006, compared to cash provided of $80.4 million and $9.4 million in 2005 and 2004, respectively. In 2006 we repaid $21.8 million of long-term debt under the revolving credit facility, versus borrowing $67.3 million, net of repayments, to fund acquisitions and working capital during 2005. In 2006, we received $12.0 million in proceeds from the exercise of stock options, compared to $11.5 million and $8.5 million in 2005 and 2004, respectively. Also in 2006, we received $2.0 million in proceeds from the issuance of common stock pursuant to our employee stock purchase plan, compared to $1.5 million in both 2005 and 2004.

On May 3, 2005, we entered into a five-year $150.0 million Senior Unsecured Revolving Credit Facility (the “Facility”). The Facility includes a $20.0 million letter of credit sub-facility and a $20.0 million swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200.0 million. The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions. At December 30, 2006, $46.2 million was outstanding under the Facility, $5.3 million of standby letters of credit had been issued under the Facility, and $98.5 million was available for borrowings under the Facility.

At the Company’s option, loans borrowed under the Facility (other than swing line loans) bear interest at either (1) LIBOR plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%. Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment. The average interest rate incurred during the year ended December 30, 2006 was 5.74%. The interest rate on borrowings outstanding at December 30, 2006 was 6.03%.

Our ability to access the Facility will depend on complying with certain customary affirmative and negative covenants, including but not limited to our ability to maintain a leverage ratio of debt to EBITDA of not greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, minimum stockholders’ equity and limits on the amount of capital expenditures for fixed assets in any one year to the greater of $30 million or 5% of the Company’s consolidated net assets. While we are currently in compliance with the debt covenants of the Facility and expect to be able to meet the requirements of the Facility through the expiration date, failure to satisfy any of the conditions would require us to renegotiate the Facility on terms that may not be as favorable or could require us to repay any outstanding balance. While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit arrangement would be on terms that would be attractive to us in financing our business plans.

During 2007, we expect to spend between $35.0 million to $40.0 million on capital expenditures, primarily related to product development activities, capacity and efficiency improvement projects, and the continuation of the implementation of a new company-wide information systems platform. Our capital requirements will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

In addition, we expect to incur restructuring charges in 2007 largely associated with the consolidation of certain locations resulting form the eight acquisitions we have completed in the last two years. It is anticipated that this pre-tax charge will be between $13.0 million and $16.0 million. We expect the cash outflow in 2007, including the benefit of related asset divestitures, associated with this charge to be from

$4.0 million to $7.0 million, excluding the potential favorable tax benefits. It is anticipated that some benefits of this restructuring will start to be realized later in 2007 and the cost will be substantially recovered by the early part of 2009.

We may receive payments if future milestones are achieved for the development of an indication of nitric oxide related to our co-development agreement with INO Therapeutics.

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

Obligations and Commitments

The following table summarizes our contractual obligations at December 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Long-term debt obligations(1)	$46.6	$30.3	$16.3	$—	$—
Operating lease obligations(2)	58.2	9.3	15.5	12.8	20.6
Purchase obligations(3)	28.6	27.9	0.3	0.3	0.1
Total contractual obligations	$133.4	$67.5	$32.1	$13.1	$20.7

(1)          Amounts included in long-term debt are current and non-current portions of the Company’s long-term obligations, including obligations under the credit facility.

(2)          Amounts included in operating lease obligations are minimum lease payments under lease agreements.

(3)          Amounts included in purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on the Company that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The Company has excluded future purchase commitments for contracts that do not meet these criteria. Purchase orders have not been included in the table, as a purchase order is an authorization to purchase and is not considered an enforceable and legally binding contract.

The following table summarizes our commercial commitments at December 30, 2006 (in millions):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 year	1–3 years	3–5 years	More than 5 years
Standby letters of credit	$5.3	$5.1	$0.2	$—	$—
Total commercial commitments	$5.3	$5.1	$0.2	$—	$—

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We derive revenues primarily from the sale of products and to a lesser extent the provision of services and rental of equipment. Our primary customers include hospitals, alternate care sites, sleep clinics, home care providers, clinical laboratories, product distributors, private physicians, original equipment manufacturers, and government agencies. In general, our arrangements with our customers, including distributors, provide for the following terms: (i) pricing is based on a price list provided from time to time by us, with discounts given on a customer by-customer and sale-by-sale basis, (ii) risk of loss passes and title transfers to the customer upon delivery of the product by us to a common carrier, (iii) payment of invoices is due within 30 days after the date of the invoice, and (iv) we provide the customer with a limited warranty against material defects in materials and workmanship. We may vary these terms on a case-by-case basis. We generally recognize revenue when realized, realizable or earned. Revenue is recognized when persuasive evidence of an arrangement exists and the price to the buyer is fixed or determinable, as evidenced by a contract or purchase order, when collectibility is reasonably assured, and when title and risk of loss is transferred to the customer and delivery has occurred or when services have been rendered, or when a fixed schedule of delivery exists. Pricing incentives are generally offered to customers in the form of discounts, rebates and, occasionally, free products. We record revenue, net of sales discounts and rebates, if applicable, in our income statement. We record a liability for these rebates at the time of the original sale, based on historical experience. With regard to free goods offered to customers, we classify our costs of sales incentives as cost of sales in our income statement. No rights of return are granted other than the provisions for return of defective goods under the terms of our warranty provisions, and we generally have no additional post-shipment obligations with respect to these customers.

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

Arrangements with multiple elements are evaluated to determine if each element qualifies as a separate unit of accounting for purposes of recognizing revenue. Each unit of accounting is measured at its fair value and recorded in the income statement when realized or realizable and earned.

Service revenues are derived from parts sales, service contracts, training, repairs not under warranty and research and development contracts for third parties. We sell service contracts on products when the warranty period expires. We recognize revenues from these service contracts ratably over the terms of the contracts, while the cost is recognized when incurred. Revenues from the sale of spare parts are recognized upon transfer of title. Revenues from training and repairs are recognized at the time the service is performed and the customer has accepted the work. We also record payments received for milestones achieved for the development of an indication of nitric oxide related to our co-development agreement with INO Therapeutics, LLC as service revenues. Revenues for each element are recognized in the period during which each element became realized or realizable and earned.

We rent products, primarily in the Respiratory Care segment, to hospitals and other customers for periods ranging from two weeks to over a year. We recognize rental revenues ratably over the terms of the rental contract.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of some of our customers to make required payments. The allowance for doubtful accounts is based on our historical collections experience, historical write-offs of our receivables, current trends, credit policy and a percentage of our accounts receivable by aging category. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined using the “first-in first out” method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs.

At each balance sheet date, we review our quantities of inventories on hand and compare these amounts to the expected usage of each particular product or product line. We record a charge to cost of revenues for the amount required to reduce the carrying value of the inventories to their estimated net realizable value.

Valuation of Goodwill and Intangible Assets

We use assumptions in establishing the carrying value, fair value and estimated lives of our goodwill and intangible assets. The criteria used for these evaluations include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by us. Factors that would influence the likelihood of a material change in our reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in our strategic business objectives.

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. We account for goodwill that results from acquired businesses according to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets having indefinite lives are not amortized but are instead assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

Pursuant to SFAS No. 142, we perform an annual impairment test for goodwill. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.

We performed our annual SFAS No. 142 goodwill impairment assessment for our reporting units as of November 25, 2006 and determined that there was no impairment.

Stock-Based Compensation

Stock options are granted to key employees and non-employee directors. Upon vesting, an option becomes exercisable, meaning, an employee or director can purchase a share of the Company’s common stock at a price that is equal to the closing share price on the day of grant. Restricted stock units (“RSU”) are also granted to key employees. The restrictions on the stock underlying the RSU’s lapse over the vesting period.

Effective January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment, or “SFAS 123R.” SFAS 123R requires that the cost of all forms of equity-based compensation be recognized in a company’s income statement and that such cost be measured at the fair value of the equity award. We recognize the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. We use the straight-line method to account for compensation cost for awards with graded vesting. Prior to January 1, 2006, we accounted for this plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, “APB 25”, and related interpretations in accounting for stock compensation.

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings.

The option valuation model requires a number of assumptions, including future stock price volatility and expected option life (the amount of time until the options are exercised or expire). Expected option life is based on actual exercise activity from previous option grants. Volatility is calculated based upon stock price movements over a period of time. Additionally, our share price on the day of grant influences the option value. Changes in the option value after the day of grant are not reflected in expense. We used the following weighted average assumptions for estimating the fair value of options granted during the year ended December 30, 2006:

Dividend Yield	—
Expected Volatility	35.5%
Average Risk Free Interest Rate	4.7%
Expected Life (in years)	5 years

Any change in these assumptions could significantly impact the values calculated by the option valuation model and, consequently, the compensation cost recognized over the requisite service period.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,

Accounting for Income Taxes” (“FIN 48”). FIN 48 provides guidance on how a company should recognize, measure, and disclose in its financial statements uncertain income tax positions. Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable. FIN 48 is effective for fiscal years beginning after December 15, 2006, requiring implementation in the first quarter of 2007. We are still evaluating the impact of FIN 48 on our consolidated financial statements.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates, which could affect our future results of operations and financial condition.

Foreign Currency Risk

We derive approximately 40% of our revenues from customers outside the United States. This business is transacted through a network of international subsidiaries and third-party distributors. Revenues generated through business transacted by international subsidiaries are generally in the local currency that is considered the functional currency of that foreign subsidiary. Expenses are also incurred in the foreign currencies to match revenues earned and minimize our exchange rate exposure to operating margins. The Company generally views its investment in most of its foreign subsidiaries as long-term. The effects of a change in foreign currency exchange rates on the Company’s net investment in foreign subsidiaries are reflected in accumulated other comprehensive income. A 10% depreciation in functional currencies relative to the U.S. dollar would have resulted in a decrease in the Company’s net investment in foreign subsidiaries of approximately $16.9 million at December 30, 2006.

Interest Rate Risk

Our cash and cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and cash equivalents and the rate that these financial instruments may adjust to in the future.

We are also exposed to fluctuations in interest rates on our five-year $150.0 million Senior Unsecured Revolving Credit Facility (the “Facility”) which bears interest at variable rates. Changes in interest rates will affect the amount of our interest payments over the term of the loan. A 100 basis point increase in interest rates under the Facility would have an estimated negative impact on pre-tax earnings of approximately $0.5 million based on the amount outstanding on the Facility as of December 30, 2006.

Item 8.                        Financial Statements and Supplementary Data

Our Consolidated Financial Statements, management’s report on internal control over financial reporting and our independent registered public accounting firm’s reports on management’s assessment and the effectiveness of our internal control over financial reporting and on our financial statements and schedule are included in this Annual Report on Form 10-K beginning on page F-1.

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

(b)         Management’s Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting and our independent registered public accounting firm’s report on management’s assessment and the effectiveness of our internal control over financial reporting are set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

(c)          Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

Not applicable.

PART III

Item 10.                 Directors and Executive Officers and Corporate Governance

The information required by this item with respect to our directors, our Nominating and Governance Committee, our Audit Committee and audit committee financial expert is incorporated by reference to the information set forth under the captions “Proposal No. 1. Election of Directors,”  “Board of Directors  and Corporate Governance Matters- Nominating and Governance Committee,” “Procedures for Nominating and Recommending for Nominating Candidates for Director,” and  “Board of Directors and Corporate Governance Matters—Audit Committee” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

The information required by this item with respect to our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part 1of this Annual Report on Form 10-K.

The information required by this item with respect to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information set forth under the caption entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

We have adopted a “Code of Business Conduct and Ethics for Directors” and a “Code of Conduct” applicable to all employees, including all executive officers of the Company. The “Code of Business Conduct and Ethics for Directors” and the “Code of Conduct” are posted on our website. The Internet address for out website is www.viasyshealthcare.com. The “Code of Business Conduct and Ethics for Directors” and the “Code of Conduct” may be found at the “Investors” page on our website. The information on our website is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

The Board of Directors will not permit any wavier of any ethics and conduct policy for any director or executive officer.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference to the information set forth under the captions entitled “Board of Directors and Corporate Governance Matters—Compensation of Directors” and “Executive Compensation” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of certain beneficial owners and management is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions entitled “Related Transactions” and “ Board of Directors—Director Independence,” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Item 14.                 Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption entitled “Independent Public Accountants and Related Fees” in our definitive proxy statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Act of 1934.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)          The following documents are filed as part of this Annual Report on Form 10-K: .

1.                Consolidated Financial Statements:

2.                Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	F-46

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the Consolidated Financial Statements or Notes thereto.

3.                Exhibits:

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A, filed with the Commission on September 20, 2001.

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006.

*3.4	Amended and Restated By-Laws of the Company, dated as of November 10, 2006.
†10.1

Amended and Restated Employment Agreement, effective as of November 15, 2006, by and between the Company and Randy H. Thurman, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 15, 2006.

†10.2

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and between the Company and Martin P. Galvan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

†10.3

Amended and Restated Employment Agreement, dated as of September 26, 2006, by and between the Company and Edward Pulwer, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2006, as amended by Letter Agreement, effective as of November 15, 2006, by and between the Company and Edward Pulwer, is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 15, 2006.

†10.4

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and between the Company and Lori J. Cross, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.5

Employment Agreement, dated as of May 26, 2006, by and between the Company and Matthew M. Bennett, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.6

Employment Agreement, dated as of May 26, 2006, by and between the Company and John F. Imperato, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.7

Employment Agreement, dated as of May 26, 2006, by and between the Company and Thomas I. Kuhn, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.8

Employment Agreement, dated as of May 26, 2006, by and between the Company and Gregory G. Martin, is incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.9

Employment Agreement, dated as of May 26, 2006, by and between the Company and Giulio A. Perillo, is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.10

Change of Control Agreement, dated as of May 26, 2006, by and between the Company and Scott Hurley, is incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.11

Change of Control Agreement, dated as of May 26, 2006, by and between the Company and Wesley N. Riemer, is incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.12

Plan and Agreement of Distribution between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

10.13

Tax Matters Agreement between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.

10.14

Rights Agreement between the Company and the Rights Agent, is incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.

†10.15

VIASYS Healthcare Inc. Indemnification Agreement between the Company and its directors and officers, is incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.

†10.16

VIASYS Healthcare Inc. Equity Incentive Plan (as Amended and Restated on January 25, 2006), is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006.

†10.17

VIASYS Healthcare Inc. Deferred Compensation Plan for Directors, is incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

10.18

Lease for Millennium III of the Millennium Corporate Center, dated October 3, 2001, by and between the Company and Washington Street Associates II, L.P, is incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

10.19

Credit Agreement, dated as of May 3, 2005, among the Company, KeyBank National Association, as co-lead arranger, sole book runner, swing line lender and administrative agent, JP Morgan Chase Bank, N.A., as co-lead arranger and syndication agent, Fifth Third Bank, as documentation agent, and certain other bank parties therein, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2005.

*21.1	List of Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.
*31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.
*32.1	1350 Certifications

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
Randy H. Thurman Chairman, President and Chief Executive Officer

Date: March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 6, 2007.

	Signature	Title
By:	/s/ RANDY H. THURMAN	Chairman, President and Chief Executive
	Randy H. Thurman	Officer (Principal Executive Officer)
By:	/s/ MARTIN P. GALVAN	Executive Vice President, Chief Financial
	Martin P. Galvan	Officer, Information Technology and Director of Investor Relations (Principal Financial Officer)
By:	/s/ SCOTT HURLEY	Vice President and Corporate Controller
	Scott Hurley	(Principal Accounting Officer)
By:	/s/ RONALD A. AHRENS	Director
Ronald A. Ahrens
By:	/s/ SANDER A. FLAUM	Director
Sander A. Flaum
By:	/s/ KIRK E. GORMAN	Director
Kirk E. Gorman
By:	/s/ THOMAS W. HOFMANN	Director
Thomas W. Hofmann
By:	/s/ FRED B. PARKS, PH.D.	Director
Fred B. Parks, Ph.D.
By:	/s/ REBECCA RIMEL	Director
Rebecca Rimel
By:	/s/ ELLIOT J. SUSSMAN, M.D., M.B.A.	Director
Elliot Sussman

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of VIASYS Healthcare Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and  (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 30, 2006. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 30, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, have audited management’s assessment of the Company’s internal control over financial reporting. Their report on management’s assessment and their report on the effectiveness of the Company’s internal control over financial reporting appear on  page F-2 in this Annual Report on Form 10-K.

/s/ RANDY H. THURMAN
Randy H. Thurman
Chairman of the Board, President and Chief Executive Officer
/s/ MARTIN P. GALVAN
Martin P. Galvan
Executive Vice President, Chief Financial Officer, Information Technology
and Director of Investor Relations

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of VIASYS Healthcare Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that VIASYS Healthcare Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VIASYS Healthcare Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that VIASYS Healthcare Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, VIASYS Healthcare Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of VIASYS Healthcare Inc. and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS AND SCHEDULE

To the Board of Directors and Stockholders of VIASYS Healthcare Inc.:

We have audited the accompanying consolidated balance sheets of VIASYS Healthcare Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VIASYS Healthcare Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of VIASYS Healthcare Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 2, 2007

VIASYS HEALTHCARE INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2006	December 31, 2005
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$13,504	$19,531
Accounts receivable, less allowance for doubtful accounts of $6,431 and $6,024 at December 30, 2006 and December 31, 2005, respectively	166,061	144,041
Inventories	99,753	89,444
Deferred income taxes, net	11,379	13,054
Prepaid expenses and other current assets	6,894	5,258
Total Current Assets	297,591	271,328
Property, Plant and Equipment, net	58,868	51,564
Goodwill	294,696	261,856
Intangible Assets, net	73,456	61,237
Other Assets	3,299	2,602
Total Assets	$727,910	$648,587
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term obligations	$30,337	$30,956
Accounts payable	38,569	33,014
Accrued payroll and related benefits	23,545	18,626
Deferred revenue	22,188	13,292
Accrued installation and warranty costs	10,385	8,978
Accrued commissions	6,661	4,684
Income taxes payable	11,794	5,160
Accrued restructuring costs	1,530	1,227
Other accrued expenses	14,122	21,062
Total Current Liabilities	159,131	136,999
Revolving credit facility—non-current portion	16,225	37,100
Deferred income taxes, net	17,692	16,446
Other long-term liabilities	11,756	7,926
Total Liabilities	204,804	198,471
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized 32,898,271 and 31,958,137 shares issued; 32,873,983 and 31,952,540 shares outstanding at December 30, 2006 and December 31, 2005, respectively	329	319
Additional paid-in capital	393,295	367,579
Treasury stock, at cost; 24,288 and 5,597 shares at December 30, 2006 and December 31, 2005	(662)	(111)
Retained earnings	100,136	71,231
Accumulated other comprehensive income	30,008	11,098
Total Stockholders’ Equity	523,106	450,116
Total Liabilities and Stockholders’ Equity	$727,910	$648,587

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
	(In thousands, except per share amounts)
Revenues:
Product	$542,504	$453,281	$345,762
Service	67,912	56,693	47,440
Total revenues	610,416	509,974	393,202
Cost of Revenues:
Product	277,959	237,502	189,903
Service	41,365	31,356	28,967
Total cost of revenues	319,324	268,858	218,870
Gross Margin	291,092	241,116	174,332
Operating Expenses:
Selling, general and administrative	194,933	164,592	124,847
Research and development	35,841	32,283	23,452
Restructuring charges	2,568	4,573	9,044
Purchased in-process research and development	5,999	34,909	386
Legal settlement	—	—	(6,000)
Total operating expenses	239,341	236,357	151,729
Operating Income	51,751	4,759	22,603
Other Income (Expense):
Interest income	707	1,134	1,606
Interest expense	(3,480)	(2,584)	(629)
Other, net	(730)	(72)	(69)
Total other (expense) income	(3,503)	(1,522)	908
Income from Continuing Operations Before Income Taxes	48,248	3,237	23,511
Provision for Income Taxes	(19,258)	(13,542)	(8,475)
Income (loss) from Continuing Operations	28,990	(10,305)	15,036
Income (loss) from Discontinued Operations (net of income tax benefit (expense) of $0, $(296), and $128	—	536	(205)
Net Income (loss)	$28,990	$(9,769)	$14,831
Earnings (Loss) per Share:
Basic:
Continuing Operations	$.89	$(.33)	$.49
Discontinued Operations	—	.02	(.01)
	$.89	$(.31)	$.48
Diluted:
Continuing Operations	$.87	$(.33)	$.48
Discontinued Operations	—	.02	(.01)
	$.87	$(.31)	$.47
Weighted Average Shares Outstanding:
Basic	32,420	31,430	30,809
Diluted	33,298	31,430	31,403

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 30, 2006	December 31, 2005	January 1, 2005
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$28,990	$(9,769)	$14,831
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,058	22,453	15,575
Gain on sale of fixed assets and intangible assets	(43)	(7)	(583)
Tax benefit related to stock option exercises	—	1,971	1,373
Excess tax benefits related to stock option exercises	(1,319)	—	—
Purchased in-process research and development	5,999	34,909	386
Deferred income taxes	(1,662)	(636)	2,261
Non-cash stock-based compensation	8,581	827	208
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,760)	(27,120)	5,590
Inventories	(9,259)	(9,317)	(8,170)
Prepaid expenses and other current assets	(1,189)	(896)	1,245
Accounts payable	3,312	(2,871)	1,683
Income taxes payable	6,535	6,476	—
Other current liabilities	10,566	7,234	5,127
Other, net	(1,738)	(937)	(872)
Net cash provided by operating activities	58,071	22,317	38,654
Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(35,451)	(186,045)	(5,601)
Expenditures for property, plant and equipment	(16,753)	(19,948)	(10,601)
Proceeds from sale of property, plant and equipment	447	1,423	53
Proceeds from sale of discontinued operation	—	6,421	—
Expenditures for intangible assets	(7,912)	(6,128)	(10,056)
Proceeds from sale of intangible assets	—	—	2,200
Net cash used in investing activities	(59,669)	(204,277)	(24,005)
Cash Flows from Financing Activities:
(Decrease) increase in current portion of long-term obligations	(973)	30,242	—
(Decrease) increase in non-current portion of revolving credit facility	(20,875)	37,100	(739)
Proceeds from stock option exercises	12,034	11,542	8,535
Proceeds from issuance of common stock under the employee stock purchase plan	2,039	1,491	1,497
Repurchase of treasury shares	(551)	—	—
Excess tax benefit from exercise of stock options	1,319	—	—
Other	—	—	128
Net cash (used in) provided by financing activities	(7,007)	80,375	9,421
Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	2,578	(1,165)	309
Net (Decrease) increase in Cash and Cash Equivalents	(6,027)	(102,750)	24,379
Cash and Cash Equivalents at Beginning of Year	19,531	122,281	97,902
Cash and Cash Equivalents at End of Year	$13,504	$19,531	$122,281
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$3,021	$1,382	$261
Income taxes	$9,953	$5,482	$5,366

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Equity
	(in thousands)
Balance at January 3, 2004	30,421	$303	$340,040	$(111)	$66,169	$25,256	$431,657
Comprehensive income:
Net income					14,831		14,831
Foreign currency translation adjustment						7,287	7,287
Total comprehensive income							22,118
Issuance of common stock in connection with follow-on offering
Issuance of common stock under theemployee stock purchase plan and equity incentive plan	680	8	10,024				10,032
Tax benefit related to stock option exercises			1,373				1,373
Non-cash stock-based compensation			208				208
Other			111				111
Balance at January 1, 2005	31,101	$311	$351,756	$(111)	$81,000	$32,543	$465,499
Comprehensive loss:
Net loss					(9,769)		(9,769)
Foreign currency translation adjustment						(21,445)	(21,445)
Total comprehensive loss							(31,214)
Issuance of common stock under the employee stock purchase plan and equity incentive plan	851	8	13,025				13,033
Tax benefit related to stock option exercises			1,971				1,971
Non-cash stock-based compensation	6		827				827
Balance at December 31, 2005	31,958	$319	$367,579	$(111)	$71,231	$11,098	$450,116
Comprehensive income:
Net income					28,990		28,990
Foreign currency translation adjustment						18,910	18,910
Total comprehensive income							47,900
Issuance of common stock under the employee stock purchase plan and equity incentive plan	885	10	14,063				14,073
Tax benefit related to stock option exercises			3,129				3,129
Non-cash stock-based compensation	55		8,511	(551)			7,960
Other			13		(85)		(72)
Balance at December 30, 2006	32,898	$329	$393,295	$(662)	$100,136	$30,008	$523,106

See accompanying notes to the consolidated financial statements.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

VIASYS Healthcare Inc. (the “Company”) develops, manufactures, markets and services medical devices and products, including respiratory care equipment, neurodiagnostic systems, disposable products and other specialty products and materials.

The Company operated as a division of Thermo Electron Corporation (“Thermo Electron”) until its incorporation as a Delaware corporation in August 1995 under the name Thermo Biomedical Inc., as a wholly-owned subsidiary of Thermo Electron. In early 2000, Thermo Electron announced that, as a part of a major reorganization, it planned to spin-off its equity interest in the Company as a dividend to Thermo Electron stockholders. In January 2001, Thermo Biomedical Inc. changed its name to VIASYS Healthcare Inc. Subsequently, Thermo Electron received a favorable ruling from the Internal Revenue Service regarding the planned spin-off. On October 10, 2001, Thermo Electron’s board of directors declared a dividend of all of its equity interest in the Company. The dividend was distributed on November 15, 2001 to Thermo Electron Stockholders of record on November 7, 2001. The distribution was on the basis of 0.1461 shares of Company common stock for each share of Thermo Electron common stock outstanding.

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

Fiscal Year

The Company’s fiscal year is a 52 or 53 week period ending on the Saturday nearest to December 31. Accordingly, fiscal years  2006, 2005, and 2004 ended on December 30, 2006, December 31, 2005, and January 1, 2005, respectively, and are identified herein as 2006, 2005 and 2004. Fiscal years 2006, 2005 and 2004 each consisted of 52 weeks.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of some of its customers to make required payments. The allowance for doubtful accounts is based on the Company’s historical collections experience, historical write-offs of its receivables, current trends, credit policy and a percentage of the Company’s accounts receivable by aging category. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

recovery is considered remote. Charges for doubtful accounts are included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the “first-in first out” method. Costs include direct materials, direct labor and applicable manufacturing overhead, and other direct costs.

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

Goodwill

The Company uses assumptions in establishing the carrying value and fair value of its goodwill.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets of acquired businesses. The Company accounts for goodwill that results from acquired businesses in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and intangible assets having indefinite lives are not amortized but are instead assigned to reporting units and tested for impairment annually or more frequently if changes in circumstances or the occurrence of events indicate possible impairment.

Pursuant to SFAS No. 142, the Company performs an annual impairment test for goodwill. The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount is in excess of the fair value, step two requires the comparison of the implied fair value of the reporting unit with the carrying amount of the reporting unit’s goodwill. Any excess of the carrying value of the reporting unit’s goodwill over the implied fair value of the reporting unit’s goodwill will be recorded as an impairment loss.

The Company performed its annual SFAS No. 142 goodwill impairment assessment for its reporting units as of November 25, 2006 and determined that there was no impairment.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Intangible Assets

The Company uses assumptions in establishing the carrying value, fair value and estimated lives of its intangible assets. The criteria used for these assumptions include management’s estimate of the asset’s continuing ability to generate positive income from operations and positive cash flow in future periods compared to the carrying value of the asset, as well as the strategic significance of any identifiable intangible asset in our business objectives. If assets are considered impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Useful lives and related amortization expense are based on our estimate of the period that the assets will generate revenues or otherwise be used by the Company. Factors that would influence the likelihood of a material change in the Company’s reported results include significant changes in the asset’s ability to generate positive cash flow, a significant decline in the economic and competitive environment on which the asset depends and significant changes in the Company’s strategic business objectives.

Intangible assets consist of patents, capitalized software development costs, purchased technology and other intangibles and are stated at cost less accumulated amortization. Intangible assets with an indefinite life, namely certain trademarks, are not amortized. Intangible assets with a definite life are amortized using the straight-line method over their estimated useful lives, which range from 2 to 17 years.

Capitalized Software Development Costs

Some of the Company’s products include embedded software which is essential to the products’ functionality. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed,” costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. The Company capitalizes software development costs when the project reaches technological feasibility and ceases capitalization when the project is ready for release. Software development costs are amortized on a straight-line basis over the estimated useful life of the product. Amortization begins when the product is available for general release to the customer. Unamortized capitalized software development costs at December 30, 2006 and December 31, 2005 were $9,098,000 and $4,031,000 respectively, and are included in intangible assets, net, in the accompanying Consolidated Balance Sheets.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Accrued Installation and Warranty Costs

The Company offers warranties on certain products for various periods of time. The Company accrues for the estimated cost of product warranties and installation costs at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. Factors that affect the Company’s warranty liability include the number of units sold, the length of the warranty, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Comprehensive Income/Loss

Comprehensive income represents all changes in stockholders’ equity except those arising from transactions with stockholders. Total comprehensive income is presented in the accompanying Consolidated Statements of Changes in Stockholders’ Equity. Total accumulated other comprehensive income is displayed as a separate component of stockholders’ equity in the accompanying Consolidated Balance Sheets. Accumulated other comprehensive income as of December 30, 2006 and December 31, 2005 consists solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

Revenue Recognition

The Company derives revenues primarily from the sale of products and to a lesser extent the provision of services and rental of equipment. The Company’s primary customers include hospitals, alternate care sites, sleep clinics, home care providers, clinical laboratories, product distributors, private physicians, original equipment manufacturers, and government agencies. In general, the Company’s arrangements with its customers, including distributors provide for the following terms:  (i) pricing is based on a price list provided from time to time by the Company, with discounts given on a customer by-customer and sale-by-sale basis, (ii) risk of loss passes and title transfers to the customer upon delivery of the product by the Company to a common carrier, (iii) payment of invoices is due within 30 days after the date of the invoice, and (iv) the Company provides the customer with a limited warranty against material defects in materials and workmanship. The Company may vary these terms on a case-by-case basis. The Company also has arrangements with customers on a sale-by-sale basis pursuant to purchase orders, order acknowledgements, and invoices. The material terms may vary from customer-to-customer. Additionally, VIASYS generally recognizes revenue when realized, realizable or earned. Revenue is recognized when persuasive evidence of arrangement exists and the price to the buyer is fixed or determinable, as evidenced by a contract or purchase order, when collectibility is reasonably assured, and when title and risk of loss have transferred to the customer and delivery has occurred or services have been rendered, or a fixed schedule of delivery exists. Pricing incentives are generally offered to customers in the form of discounts, rebates and, occasionally, free products. The Company records revenue, net of sales discounts and rebates, if applicable, in its income statement. The Company records a liability for these rebates at the time of the original sale, based on its historical experience. With regard to free goods offered to customers, the Company classifies its costs of sales incentives as cost of sales in its income statement. No rights of return are granted other than the provisions for return of defective goods  under the terms of the Company’s warranty provisions, and the Company generally has no additional post-shipment obligations with respect to these customers.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Revenues for products that require installation which is essential to functionality or is not deemed inconsequential or perfunctory are recognized upon completion of installation. Revenues for products sold where installation is not essential to functionality and is deemed inconsequential or perfunctory are recognized upon transfer of title with estimated installation costs accrued.

Arrangements with multiple elements are evaluated to determine if each element qualifies as a separate unit of accounting for purposes of recognizing revenue. If so, each unit of accounting is measured at its fair value and recorded in the income statement when realized or realizable and earned.

Service revenues are derived from parts, service contracts, training, repairs not under warranty and research and development for third parties. The Company sells service contracts on products when the warranty period expires. The Company recognizes revenues from these service contracts ratably over the terms of the contracts, while the cost is recognized when incurred. Revenues from the sale of spare parts are recognized upon transfer of title. Revenues from training and repairs are recognized at the time the service is performed and the customer has accepted the work. The Company also records payments received for milestones achieved for the development of an indication of nitric oxide related to a co-development agreement with INO Therapeutics, LLC as service revenues.

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

Cost of Revenues

Cost of revenues includes costs related to the sale of products and the cost of providing services and renting equipment. Cost of revenues from the sale of products consists primarily of the cost of materials, direct labor and manufacturing overhead. Cost of revenues from service includes the cost of parts, direct labor and other costs directly related to servicing the equipment covered under a service contract. Cost of revenues from rentals primarily includes the depreciation of the rental equipment.

Selling, General and Administrative Expenses

Selling, general and administrative expense consists primarily of salaries, commissions, incentive compensation, benefits, stock- based compensation expense, amortization of intangible assets and other expenses in support of these activities.

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

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Restructuring Charges

Costs associated with restructuring activities initiated on or after December 29, 2002, other than those activities related to purchase business combinations, are accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits” (“SFAS No. 112”), where applicable.

Purchased In-Process Research and Development (IPR&D)

When the Company acquires another entity, the purchase price is allocated, as applicable, among IPR&D, other identifiable intangible assets, net tangible assets, and goodwill. The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology that, as of the date of acquisition, has not reached technological feasibility and has no alternative future use. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Foreign Currency

The financial statements of the Company’s international subsidiaries are maintained in their local currency and are translated into United States (“U.S.”) dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All assets and liabilities of the Company’s international subsidiaries are translated at the exchange rate in effect on the balance sheet date. The resulting translation adjustments are recorded in stockholders’ equity as a separate component of accumulated other comprehensive income until such time as the subsidiary is sold or substantially or completely liquidated. Revenue and expense items are translated at weighted average exchange rates for the year. Transaction gains (losses) resulting from transactions denominated in foreign currencies and the translation of intercompany balances, other than intercompany debt deemed to be of a long-term nature, are included in other, net, in the accompanying Consolidated Statements of Operations and totaled $(801,000), ($80,000), and ($697,000),  in 2006, 2005 and 2004, respectively.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a reserve against its deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized.

Earnings (Loss) per Share

Basic and diluted earnings (loss) per share have been calculated in accordance with SFAS No. 128, “Earnings Per Share.”  Basic earnings (loss) per share (“Basic EPS”) is computed based upon the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share (“Diluted

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

EPS”) is computed based upon the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and awards.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute Basic EPS to those used to compute Diluted EPS for 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Weighted average number of common shares outstanding—Basic	32,420	31,430	30,809
Dilutive effect of outstanding stock options and awards	878	—	594
Weighted average number of common shares outstanding - Diluted	33,298	31,430	31,403

Options to purchase 357,400 and 799,000 shares of the Company’s common stock were excluded from the computation of diluted weighted average shares outstanding for 2006 and 2004, respectively because their exercise price exceeded the average market price of the Company’s common stock during the period and their effect would have been anti-dilutive. These options could potentially dilute earnings per share in the future. Since the Company incurred a loss for the year ended December 31, 2005, all of the outstanding stock options were excluded from the calculation of diluted weighted average shares outstanding as their effect would have been anti-dilutive.

Stock-Based Compensation

Stock options are granted to key employees and non-employee directors. Upon vesting, an option becomes exercisable, meaning, an employee or director can purchase a share of the Company’s common stock at a price that is equal to the closing share price on the day of grant. Restricted stock units (“RSU”) are also granted to key employees. The restrictions on the stock underlying the RSU’s lapse over the vesting period.

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment, or “SFAS 123R.”  SFAS 123R requires the cost of all forms of equity-based compensation be recognized in a company’s income statement and that such cost be measured at the fair value of the equity award. The Company recognizes stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company uses the straight-line method to account for compensation cost for awards with graded vesting. Prior to January 1, 2006, the Company accounted for stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, “APB 25”, and related interpretations in accounting for stock compensation.

The Company elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (Black-Scholes) and assumptions determined under the original provisions of SFAS 123, Accounting for Stock-Based Compensation, as disclosed in our previous filings.

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

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

The fair value of each option grant was estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted average assumptions:

For the Year Ended December 30, 2006
Dividend Yield	—
Expected Volatility	35.5%
Average Risk Free Interest Rate	4.7%
Expected Life (in years)	5 years

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, other current assets, accounts payable, deferred revenue and other current liabilities. The carrying value of these financial instruments approximates their fair value because of their short-term nature. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist principally of cash and cash equivalents, which are held at major financial institutions, and accounts receivable. Cash and cash equivalents held with financial institutions may exceed the amount of insurance provided by the Federal Deposit Insurance Corporation on such deposits. The Company’s policy is to place its cash and cash equivalents with high quality financial institutions in order to limit its credit exposure. The Company has not experienced any losses on its deposits of cash and cash equivalents. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. The Company performs ongoing credit evaluations of its customers and generally does not require collateral or other deposits of security from its customers. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all accounts receivable. No single customer represented more than 10% of the Company’s revenues or accounts receivable balance for any periods presented.

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

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions. Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable. FIN 48 is effective for fiscal years beginning after December 15, 2006, requiring implementation in the first quarter of 2007. The Company is still evaluating the impact of FIN 48 on its consolidated financial statements.

3.   Acquisitions

Tiara Medical Systems, Inc.

Effective July 11, 2006, the Company acquired all of the outstanding capital stock of Tiara Medical Systems Inc. (“Tiara”) for a cash purchase price of $20,942,000, including all expenditures associated with the acquisition and subject to certain working capital adjustments. Tiara is focused on the sleep therapeutic market and designs, manufactures, markets, and sells Continuous Positive Airway Pressure (“CPAP”) masks, headgear, circuits, and filters. Tiara also offers customers a comprehensive product line of specialty filters and accessories for oxygen concentrators and mechanical ventilators. Tiara has been assigned to the Company’s Respiratory Care segment.

The acquisition has been included within our consolidated financial statements from July 11, 2006. The Company believes the acquisition will result in an expanded presence in the patient interface device segment of the sleep therapy market, resulting in a purchase price exceeding the fair value of identifiable net assets. The excess purchase price of $19,038,000 has been recorded as goodwill. The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of the acquisition. Management is responsible for the valuation of net assets acquired, including in-process research and development and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. The purchase price allocation is not finalized as we have not yet determined fair market values for certain net assets acquired which may affect the closing balance sheet. We do not believe that any adjustments to the fair values will materially modify the preliminary purchase price allocation.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands:)

Cash and cash equivalents	$752
Accounts receivable	1,403
Inventory	1,132
Property, plant and equipment	281
Other current assets	44
Goodwill	19,038
Intangible assets
Patents	92
Non- compete agreements	600
In-Process research and development	1,100
Customer relationships	1,900
Developed technology	3,500
Non-current deferred tax liability	(2,280)
Other Liabilities assumed	(6,620)
Net Assets Acquired	$20,942

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-8 years. The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. See Note 19 for further discussion of purchased in-process research and development.

BioBeat Medical

On August 31, 2006, the Company acquired substantially all of the assets of BioBeat Medical Ltd. (“BioBeat”), a company that develops, manufactures, markets, and sells digital transcranial doppler products designed for human medical applications, for a cash purchase price of $4,523,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. BioBeat has been assigned to the Company’s NeuroCare segment. In addition, the Company may be required to pay additional consideration of $335,000 upon the achievement of certain criteria. Any such payment will be accounted for as additional purchase price.

The acquisition has been included within our consolidated financial statements from August 31, 2006. The Company believes the acquisition will provide a new platform for its Transcranial Doppler based product line, resulting in a purchase price exceeding the fair value of identifiable net assets. The excess purchase price of $2,013,000 has been recorded as goodwill. The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of the acquisition. Management is responsible for the valuation of net assets acquired, including in-process research and development and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. The purchase price allocation is not finalized, as we have not yet determined fair market values for certain net assets acquired, which may affect the closing balance sheet. We do not believe that any adjustments to the fair values will materially modify the preliminary purchase price allocation.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands):

Accounts receivable	24
Inventory	49
Goodwill	2,013
Intangible assets
Developed technology	670
Non- compete agreements	10
In-Process research and development	1,849
Liabilities assumed	(92)
Net Assets Acquired	$4,523

The intangible assets are being amortized on a straight-line basis over lives ranging from 4-5 years. The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. See Note 19 for further discussion of purchased in-process research and development.

Hoffman Laboratories

On November 13, 2006, the Company acquired substantially all of the assets of Hoffman Laboratories LLC (“Hoffman”), a company focused in the sleep therapeutic market that manufactures and distributes Continuous Positive Airway Pressure devices, for a cash purchase price of $10,363,000 including expenditures associated with the acquisition and subject to certain working capital adjustments. In addition, the Company may also be required to pay up to $15,000,000 in additional future payments based on  the achievement of various performance milestones. Any such payment will be recorded as additional purchase price. Hoffman has been assigned to the Company’s Respiratory Care segment.

The acquisition has been included within our consolidated financial statements from November 13, 2006. The Company believes the acquisition will broaden its position in the sleep therapeutic market with the introduction of an innovative miniature CPAP device. The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of the acquisition. Management is responsible for the valuation of net assets acquired, including in-process research and development and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. The purchase price allocation is not finalized, as we have not yet determined fair market values for certain net assets acquired, which may affect the closing balance sheet. We do not believe that any adjustments to the fair values will materially modify the preliminary purchase price allocation.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

The Company has preliminarily allocated the purchase price for the acquisition as follows (in thousands):

Inventory	260
Property, plant and equipment	376
Intangible assets
Patents and Know-How	7,100
In-Process research and development	3,050
Liabilities assumed	(423)
Net Assets Acquired	$10,363

The patents are being amortized on a straight-line basis over a ten year life. The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. See Note 19 for further discussion of purchased in-process research and development.

Navion Biomedical Corporation

Effective January 18, 2005, the Company acquired substantially all of the assets of Navion Biomedical Corporation, a business that develops, manufactures and markets a device used to facilitate the placement of peripherally inserted central catheters and central venous catheters, for a cash purchase price of $3,571,000 (including expenditures associated with the acquisition), of which $178,000, has been paid out of escrow in the first quarter of 2006. In connection with this acquisition, the Company recorded $601,000 of goodwill, which was assigned to the Company’s MedSystems segment, and $2,900,000 of intangible assets, consisting of purchased technology. The Company believed the acquisition would expand its strategic positioning in the access devices market  and result in commercial synergies with its current product lines, resulting in a purchase price exceeding the fair value of identifiable net assets, which was recorded as goodwill. Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. Other tangible net assets of $70,000 were also acquired.

Oxford Medical

Effective March 1, 2005, the Company acquired the medical division of Oxford Instruments plc (“Oxford Medical”) for a cash purchase price of approximately $46,019,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. The Company believed the acquisition secured its leadership position in the needles’ market and provided access into new market segments that would establish it as the leader in electromyography (“EMG’), resulting in a purchase price exceeding the fair value of identifiable net assets. The excess purchase price of $14,063,000 has been recorded as goodwill. The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of the acquisition. Management is responsible for the valuation of net assets acquired, and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. Oxford Medical is based in the United Kingdom and develops, designs, manufactures and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical’s several business components. Neurophysiology’s principal

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

product lines include EMG equipment, EMG needles and neurological disposables. The business also contained obstetrics, antenatal and fetal monitors and ambulatory cardiology products, which were sold in the second quarter of 2005 for $6,421,000 as described in Note 15. Oxford Medical has been assigned to the Company’s NeuroCare segment.

The Company has allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$876
Accounts receivable	16,462
Inventory	9,435
Property, plant and equipment	3,983
Other current assets	2,169
Net assets available for sale	6,421
Goodwill	14,063
Intangible assets	10,200
Non-current deferred income taxes	(2,478)
Liabilities assumed	(15,112)
Net Assets Acquired	$46,019

The intangible assets, consisting of trademarks, customer relationships, patents and software technology, are being amortized on a straight-line basis over lives ranging from 5 to 7 years, except the trademarks, which were deemed to have an indefinite life and are, therefore, not subject to amortization.

In connection with the acquisition of the Oxford Medical businesses, the Company has initiated exit plans for acquired activities that are redundant with the Company’s existing operations. The plan includes the closure of five facilities and the elimination of 28 positions in the areas of sales, finance, service and management. In connection with the plan, the Company established reserves of $2,259,000 as part of the purchase price allocation. As of December 30, 2006, 27 positions had been eliminated and four facilities have been closed. The remaining reserves of $520,000 are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of the reserve activity related to the Oxford Medical acquisition-related restructuring plan as of December 30, 2006 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Payments Made Through December 30, 2006	Balance as of December 30, 2006
Severance and employee related costs	$1,580	$(1,461)	$119
Lease cancellation fees	679	(278)	401
	$2,259	$(1,739)	$520

Micro Medical Limited

On March 16, 2005, the Company acquired all of the outstanding capital stock of Micro Medical Limited (“Micro Medical”), a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $39,916,000, including expenditures associated with the acquisition and subject to certain working capital

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

adjustments. In addition, the Company may also be required to pay additional consideration upon the achievement of certain criteria. The Company believed the acquisition broadened its respiratory diagnostic product offerings with a physicians’ office based product line, resulting in a purchase price exceeding the fair value of identifiable net assets. The excess purchase price of $23,379,000 has been recorded as goodwill. The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of the acquisition. Management is responsible for the valuation of net assets acquired, including in-process research and development and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. Micro Medical has been assigned to the Company’s Respiratory Care segment.

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

The developed technology is being amortized on a straight-line basis over 10 years; other intangible assets are being amortized on a straight-line basis over 3 years. The trade name was deemed to have an indefinite life and is therefore not subject to amortization. The amount allocated to purchased in-process research and development was expensed in the second quarter of 2005 because the products under development had not reached technological feasibility and had no future alternative use. See Note 19 for further discussion of purchased in-process research and development.

Pulmonetic Systems, Inc.

On June 20, 2005, the Company acquired all of the outstanding capital stock of Pulmonetic Systems, Inc. (“Pulmonetics”), a company based in Minneapolis, Minnesota, that develops, designs, manufactures and markets portable mechanical ventilators for home health care, for a cash purchase price of approximately $99,807,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. Approximately $20,000,000 of the purchase price is being held in escrow pending the outcome of certain matters outlined in the purchase agreement, for which the Company is indemnified. The Company believed the acquisition provided access to the homecare market, with the introduction of a portable ventilator, resulting in a purchase price exceeding the fair value of identifiable net assets. The excess purchase price of $36,556,000 has been recorded as goodwill. The cost of the

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of the acquisition. Management is responsible for the valuation of net assets acquired, including in-process research and development and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. The purchase price was financed with existing cash and borrowings under the Company’s revolving credit facility and was subject to potential post-closing adjustments based upon, among other things, the net asset value of Pulmonetics as of the closing date. Pulmonetics has been assigned to the Company’s Respiratory Care segment.

The Company has allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$10,123
Accounts receivable	7,148
Inventory	4,148
Property, plant and equipment	1,673
Other assets	2,613
Goodwill	36,556
Intangible assets:
In-process research and development	31,500
Developed technology	13,100
Distribution Network	6,200
Trade name	1,800
Other	1,744
Non-current deferred income taxes	(8,063)
Liabilities assumed	(8,735)
Net Assets Acquired	$99,807

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-10 years. The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use. See Note 19 for further discussion of purchased in-process research and development.

VIASYSHEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

Intermed Precision Limited

On November 3, 2005, the Company acquired all of the outstanding capital stock of Intermed Precision Limited (“Intermed”) for a cash purchase price of $10,717,000, including expenditures associated with the acquisition. Intermed is based in Ireland and develops and supplies orthopedic instruments, implants, and micro-machined components used in minimally invasive surgical devices. The business also provides a comprehensive range of services including design, prototyping, regulatory assistance, precision machining of metals and plastics, surface treatments, and assembly. The Company believed the acquisition provided access to new markets by expanding its Original Equipment Manufacturing (“OEM”) product line into overseas markets, resulting in a purchase price exceeding the fair value of identifiable net assets. The excess purchase price of $8,154,000 has been recorded as goodwill. The cost of the acquisition was allocated to the assets and liabilities assumed based on estimates of their respective fair values at the date of the acquisition. Management is responsible for the valuation of net assets acquired, including in-process research and development and considered a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities. Intermed has been assigned to the Company’s Orthopedics segment.

The Company has allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$103
Accounts receivable	945
Inventory	225
Property, plant and equipment	1,497
Prepaid expenses	28
Other current assets	272
Goodwill	8,154
Customer relationships	1,300
Accounts payable and other current liabilities	(1,074)
Non-current deferred income taxes	(157)
Long term liabilities	(576)
Net Assets Acquired	$10,717

The intangible asset, which consists of customer relationships, is being amortized on a straight-line basis over 7 years.

Taugagreining

On July 28, 2004, the Company acquired substantially all of the assets of Taugagreining, hf. (“Taugagreining”), an Icelandic company that develops and markets electroencephalography (“EEG”) technology for the diagnosis and monitoring of neurological function, for a cash purchase price of $5,601,000, including expenditures associated with the acquisition. In addition, in 2006, the Company made a contingent payment to former shareholders of Taugagreining for $325,000 based on the achievement of the milestone outlined in the purchase agreement, bringing the total purchase price to $5,926,000.

Pro forma financial information

The results of these acquisitions are included in the accompanying Consolidated Financial Statements since their respective dates of acquisition.

VIASYSHEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Acquisitions (Continued)

The following unaudited pro forma financial information represents the Company’s consolidated results from continuing operations for the periods indicated as if the acquisitions of Tiara Medical, Biobeat, Hoffman Laboratories, Oxford Medical, Micro Medical, Pulmonetics, and Intermed had occurred on January 2, 2005. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased intangible asset amortization, decreased interest income on the cash used to finance the acquisitions, increased interest expense on the debt incurred to finance certain acquisitions and increased income taxes at a rate consistent with the Company’s effective tax rate in each year. The pro forma results exclude the write-off of purchased in-process research and development expenses related to the Tiara Medical, Biobeat and Hoffman Laboratories acquisitions in 2006 and the Micro Medical and Pulmonetics acquisitions in 2005.

	For the Year Ended
	December 30, 2006	December 31, 2005
	(In thousands)
Revenues	$616,793	$556,016
Net income	$33,760	$26,573
Earnings per share
Basic	$1.04	$0.85
Diluted	$1.01	$0.82

4.   Inventories

The components of inventories are as follows:

	December 30, 2006	December 31, 2005
	(In thousands)
Raw materials	$49,932	$51,811
Work-in-process	11,023	10,743
Finished goods	38,798	26,890
	$99,753	$89,444

VIASYSHEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 30, 2006	December 31, 2005
	(In thousands)
Land	$1,840	$1,743
Buildings	20,449	13,758
Machinery and equipment	79,907	65,291
Information technology	6,045	4,367
Furniture and fixtures	8,529	12,464
Leasehold improvements	15,051	23,146
Construction-in-progress	8,065	3,277
	139,886	124,046
Accumulated depreciation	(81,018)	(72,482)
	$58,868	$51,564

Depreciation expense associated with property, plant and equipment was $14,962,000, $9,062,000, and $6,871,00 in 2006, 2005 and 2004, respectively.

6.   Goodwill

The carrying amount of goodwill, by business segment, for the years ended December 30, 2006 and December 31, 2005 and the changes in those balances are as follows:

	Respiratory Care Segment	NeuroCare Segment	MedSystems Segment	Orthopedics Segment	Total
	(in thousands)
Balance at January 1, 2005	$126,877	$58,208	$5,149	$—	$190,234
Goodwill as a result of acquisitions	61,591	12,975	601	7,919	83,086
Foreign currency translation	(9,770)	(1,588)	—	(106)	(11,464)
Balance at December 31, 2005	$178,698	$69,595	$5,750	$7,813	$261,856
Goodwill as a result of acquisitions	19,038	2,013	—	—	21,051
Purchase accounting adjustments	(1,779)	1,149	—	243	(387)
Foreign currency translation	9,384	1,936	—	856	12,176
Balance at December 30, 2006	$205,341	$74,693	$5,750	$8,912	$294,696

VIASYSHEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Intangible Assets

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 30, 2006 and December 31, 2005 are as follows:

	December 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Software	$28,950	$(19,852)	$9,098	$14,579	$(10,548)	$4,031
Patents	22,694	(6,467)	16,227	16,919	(3,967)	12,952
Technology	35,866	(10,077)	25,789	34,583	(11,460)	23,123
Trademarks	7,365	(811)	6,554	7,001	(635)	6,366
Customer Relationships	8,320	(1,620)	6,700	5,706	(1,098)	4,608
Other intangibles	12,420	(3,332)	9,088	11,286	(1,129)	10,157
	$115,615	$(42,159)	$73,456	$90,074	$(28,837)	$61,237

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 30, 2006 and December 31, 2005 is $4,834,000. These assets are comprised of acquired trademarks.

Amortization expense of intangible assets was $11,097,000, $9,605,000, and $5,690,000, in 2006, 2005 and 2004, respectively.

The estimated future annual amortization expense for each of the next five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2007	$12,851
2008	$12,329
2009	$10,469
2010	$7,160
2011	$6,459

In the year ended December 30, 2006, the Company determined that certain intangible assets associated with its sleep therapy business, including patents and capitalized software, were impaired as a result of the acquisitions of Tiara and Hoffman. The Company recorded approximately $1,220,000 as an impairment loss and reported it in selling, general, and administrative expenses on its Statement of Operations.

8.   Revolving Credit Facility

On May 3, 2005, the Company entered into a five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”), replacing the $60,000,000 Senior Revolving Credit Facility which would have expired on May 31, 2005. The Facility includes a $20,000,000 letter of credit sub-facility and a $20,000,000 swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200,000,000. The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions. At December 30, 2006, $46,225,000 was outstanding under the Facility, with $0 outstanding under the swing line loan sub-

VIASYSHEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Revolving Credit Facility (Continued)

facility. In addition, $5,282,000 of standby letters of credit were outstanding under the Facility. At December 30, 2006, $98,493,000 was available for borrowings under the Facility.

At the Company’s option, loans borrowed under the Facility (other than swing line loans) will bear interest at either (1) the London Interbank Borrowing Rate (“LIBOR”) plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%. Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment. The average interest rate incurred during the year ended December 30, 2006 was 5.74%. The average interest rate on borrowings outstanding at December 30, 2006 was 6.03%.

The Facility contains customary affirmative and negative covenants, including but not limited to requirements to maintain a leverage ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) no greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, minimum stockholders’ equity and limits on the amount of capital expenditures in any one year to the greater of $30,000,000 or 5% of the Company’s consolidated net assets.

9.   Capital Stock

In August 2001, the Company’s Board of Directors and sole stockholder approved an amendment to the Company’s Certificate of Incorporation to, among other items, authorize 5,000,000 shares of preferred stock, $.01 par value per share, for issuance by the Company’s Board of Directors without future stockholder approval. The amendment also increased the number of authorized shares of common stock, $.01 par value per share, for issuance from 3,000 shares to 100,000,000 shares. There was no preferred stock issued or outstanding at December 30, 2006.

The Company has distributed rights under a Stockholder rights plan adopted by the Company’s Board of Directors to holders of outstanding shares of the Company’s common stock. Each right entitles the holder to purchase one ten-thousandth of a share (a Unit) of Series B Junior Participating Preferred Stock, $100 par value, at a purchase price of $75 per Unit, subject to adjustment. The rights will not be exercisable until the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an Acquiring Person) has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of common stock (the Stock Acquisition Date), or (ii) 10 business days following the commencement of a tender offer or exchange offer for 15% or more of the outstanding shares of common stock.

In the event that a person becomes the beneficial owner of 15% or more of the outstanding shares of common stock, except pursuant to an offer for all outstanding shares of common stock approved by at least a majority of the members of the Board of Directors, each holder of a right (except for the Acquiring Person) will thereafter have the right to receive, upon exercise, that number of shares of common stock that equals the exercise price of the right divided by one-half of the current market price of the common stock. In the event that, at any time after any person has become an Acquiring Person, (i) the Company is acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or its common stock is changed or exchanged (other than a merger that follows an offer approved by the Board of Directors), or (ii) 50% or more of the Company’s assets or earning power is sold or transferred, each holder of a right (except for the Acquiring Person) shall thereafter have the right to receive, upon exercise, the number of shares of common stock of the acquiring company that equals the exercise price of the right divided by one half of the current market price of such common stock.

VIASYSHEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Capital Stock (Continued)

At any time until 10 days following the Stock Acquisition Date, the Company may redeem the rights in whole, but not in part, at a price of $.001 per right (payable in cash or stock). The rights expire on November 12, 2011, unless earlier redeemed or exchanged.

10.   Stock Based Compensation

In September 2001, the Company adopted the Equity Incentive Plan (the “Plan”). The Plan permits the Company’s Board of Directors to grant incentive stock options to employees of the Company and non-qualified stock options, restricted stock, performance stock and other stock-based incentive awards to officers, directors, employees and consultants of the Company. In January 2006, the Board of Directors amended the Plan, and the stockholders approved certain of the amendments at the Annual Meeting on May 11, 2006, to increase the total number of shares available for issuance under the Plan from 6,680,000 to 8,680,000. The exercise price for incentive stock options granted under the Plan may not be less than 100% of the fair market value of the Company’s common stock at the date of grant. Options issued under the Plan are generally exercisable in three equal annual installments commencing on the first anniversary of the date of grant and expire if not exercised within ten years from the date of grant. The restrictions on restricted stock units issued under the plan lapse as follows: one third on the date of grant, one third on the first anniversary of the date of grant, and one third on the second anniversary of the date of grant. The restrictions on certain other restricted stock units issued under the plan lapse in full on the third anniversary of the date of grant. Options granted to certain officers of the Company in combination with restricted stock units, described above, under the Plan vest in three equal annual installments beginning on the third anniversary from the date of grant.

In October 2001, the Company adopted an employee stock purchase plan in which substantially all of the Company’s full-time employees became eligible to participate effective July 1, 2002. Under this plan, employees may contribute up to 10% of their compensation toward the purchase of the Company’s common stock at the lower of 85% of the fair market price on the first or last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders’ equity in the fiscal year that the shares are issued. Under the terms of the plan, a total of 650,000 shares of common stock have been reserved for issuance to employees. At December 30, 2006, approximately 231,872 shares remain available for purchase under the plan.

Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment, or “SFAS 123R.”  SFAS 123R requires the recognition of the fair value of stock compensation in net income. The Company recognizes stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period. The Company uses the straight-line method to account for compensation cost for awards with graded vesting. Prior to January 1, 2006, the Company accounted for this Plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, “APB 25”, and related interpretations in accounting for stock compensation. Because options are generally granted at the closing stock price on the date of grant, the options have no intrinsic value.

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

VIASYSHEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stock Based Compensation (Continued)

The Company’s income before income taxes for the year ended December 30, 2006 was $8,581,000 lower, and the Company’s after-tax net income for year ended December 30, 2006 was $5,681,000 lower, as a result of stock-based compensation expense incurred, which included charges resulting from the adoption of SFAS 123R on January 1, 2006. The impact of stock-based compensation expense was $ $0.18 per basic and $0.17 per diluted share in the year ended December 30, 2006.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options granted after the adoption of SFAS 123R with the following weighted average assumptions.

For the Year Ended December 30, 2006
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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the year ended December 30, 2006 was $9.18.

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires the cash flow resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1,319,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

SFAS 123R requires the Company to present pro forma information for the comparative period prior to the adoption as if the Company had accounted for all stock based compensation under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation granted under the Company’s stock-based compensation plans in the prior year period presented. For purposes of this pro forma disclosure, the value of the stock options is estimated using a Black-Scholes option pricing formula and is amortized to expense over the options’ vesting periods.

VIASYSHEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stock Based Compensation (Continued)

	For the Year Ended December 31, 2005	For the Year Ended January 1, 2005
	(In thousands, except per share amounts)	(In thousands, except per share amounts)
Net income (loss), as reported	$(9,769)	$14,831
Add: Stock-based compensation expense included in net income, net of related tax effects	538	135
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,119)	(4,540)
Pro forma net income (loss)	$(13,350)	$10,426
Basic EPS:
As reported	$(.31)	$.48
Pro forma	$(.42)	$.34
Diluted EPS:
As reported	$(.31)	$.47
Pro forma	$(.42)	$.33

During the years ended December 31, 2005, and January 1, 2005 the per share weighted-average fair value of the options granted under the stock option plan were $8.68 and $6.77, respectively. The Company utilized the Black-Scholes valuation model for estimating these fair values, with the following weighted-average assumptions:

	For the Year Ended December 31, 2005	For the Year Ended January 1 2005
Dividend Yield	—	—
Expected Volatility	35%	35%
Average Risk Free Interest Rate	4.0%	3.4%
Expected Life (in years)	5 years	5 years

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption, was done in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28. Total compensation cost of options granted but not yet vested, as of December 30, 2006, was $5,681,000, which is expected to be recognized over the weighted average period of 2.1 years. At December 30, 2006 and December 31, 2005, approximately 2,070,000 and 438,000 shares, respectively, remained available for future grant under the Plan.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Stock Based Compensation (Continued)

A summary of the Company’s stock option activity is as follows:

	Number of Shares (in thousands)	Weighted Average Exercise Price
Options outstanding at January 3, 2004	4,785	$15.44
Granted	1,034	18.46
Exercised	(599)	14.27
Cancelled or expired	(675)	17.10
Options outstanding at January 1, 2005	4,545	$15.95
Granted	543	23.04
Exercised	(764)	15.07
Cancelled or expired	(92)	17.84
Options outstanding at December 31, 2005	4,232	$16.97
Granted	280	26.57
Exercised	(782)	15.37
Cancelled or expired	(60)	14.51
Options outstanding at December 30, 2006	3,670	$17.95
Options exercisable at year end:
January 1, 2005	2,680	$15.04
December 31, 2005	2,774	$15.70
December 30, 2006	2,771	$16.51

Number of Restricted Stock Units (in thousands)
Balance at December 31, 2005	—
Granted	192
Vested	(55)
Unvested balance at December 30, 2006	137

The per share weighted average fair value of the restricted stock units granted under the stock compensation plan for the year ended December 30, 2006 was $29.18, which was based on the closing stock price of the Company on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$12.46-$17.81	2,278	5.9	$15.21	2,042	$14.99
$18.79-$28.14	1,392	7.2	$22.49	729	$20.77
$12.46-$28.14	3,670	6.4	$17.95	2,771	$16.51

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Employee Benefit Plans

The Company has a 401(k) savings plan that covers substantially all of its U.S. employees. Participants in the savings plan may elect to contribute, on a pretax basis, a certain percent of their salary to the plan. The Company matches a certain percentage of each participant’s contributions as per the provisions of the plan. The expense under the plan related to the Company’s matching contribution was $3,250,000, $2,776,000, and $2,512,000, in 2006, 2005 and 2004, respectively.

12.   Restructuring

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2006 Restructuring Plan

In the second half of 2006, the Company initiated a plan to restructure certain manufacturing operation in Old Woking, United Kingdom and Ireland. As a result of this plan, 42 positions were eliminated. Expenses incurred related to one-time termination costs paid to employees as well as charges taken to dispose of certain assets that will not be used in the restructured business. As of December 30, 2006, $2,123,000 of restructuring expense has been incurred in connection with this plan. The balance of this reserve was  $573,000 as of December 30, 2006. The Company does not expect to incur any additional costs associated with this plan.

2005 Restructuring Plan

In the third quarter of 2005, the Company initiated a plan to restructure its international operations, which included closing its manufacturing facility in Bristol, United Kingdom and terminating certain agreements with distributors. As a result of the plan, 12 positions were eliminated, the Bristol facility was closed, and the remaining operations were combined into the Company’s existing facility in Old Woking, United Kingdom. As of December 30, 2006, a total of $991,000 of restructuring expenses had been incurred in connection with this plan, of which $391,000 were incurred during 2006. Expenses incurred include employee severance and related expenses as well as costs incurred related to the termination of certain distribution agreements. The Company does not expect to incur any additional costs under this plan.

2003 German Restructuring Plans

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of December 30, 2006, 23 of these positions had been eliminated and approximately $774,000 of employee  severance and related expenses have been paid. In the first quarter of 2006, the Company recorded an adjustment to reduce the restructuring accrual by $267,000 based on a change in estimated amounts to be incurred under this plan. Through the remainder of 2006, the Company incurred $182,000 of charges associated with this plan, resulting in net expense for the year of ($85,000). Severance expense for the remaining employees will continue to be recorded ratably over their remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1,725,000. As of December 30, 2006, a total of approximately $1,451,000 of restructuring expense had been incurred in connection with this plan since inception.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Restructuring (Continued)

A summary of the restructuring activity associated with the 2003 Restructuring Plans is as follows (in thousands):

German Restructuring Plan
Employee Severance and Related Expenses
Balance at January 3, 2004	$180
Costs accrued	865
Payments	(147)
Foreign currency translation	98
Balance at January 1, 2005	$996
Costs accrued	367
Payments	(257)
Foreign currency translation	(137)
Balance at December 31, 2005	$969
Costs accrued	(85)
Payments	(241)
Foreign currency translation	70
Balance at December 30, 2006	$713

2002 and 2001 Restructuring Plans

Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by these actions included the Company’s New Hampshire and Colorado facilities, which were consolidated with the Company’s NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany. The balance of this reserve at December 30, 2006 was $244,000 and was comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease income. These amounts will be paid over their respective lease terms, the longest of which extends to 2014.

13.   Accrued Installation and Warranty Costs

The Company offers warranties on certain products for various periods of time. The Company accrues for the estimated cost of product warranties and installation costs at the time revenue is recognized. The Company’s product warranty liability reflects management’s best estimate of probable liability under its product warranties. Management estimates the liability based on the Company’s stated warranty policies and practices, the historical frequency of claims, and the cost to replace or repair its products under warranty. Factors that affect the Company’s warranty liability include the number of units sold, the length of the warranty, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Accrued Installation and Warranty Costs (Continued)

A summary of the accrued installation and warranty costs is as follows (in thousands):

Accrued Installation and Warranty Costs
Balance at January 3, 2004	$4,911
Costs accrued	8,045
Payments	(6,737)
Foreign currency translation	55
Balance at January 1, 2005	$6,274
Costs accrued	12,662
Payments	(9,835)
Foreign currency translation	(123)
Balance at December 31, 2005	$8,978
Costs accrued	9,696
Payments	(8,488)
Foreign currency translation	199
Balance at December 30, 2006	$10,385

14.   Income Taxes

The components of income from continuing operations before income taxes are as follows (in thousands):

	2006	2005	2004
Domestic	$41,046	$4,952	$34,718
Foreign	7,202	(1,715)	(11,207)
	$48,248	$3,237	$23,511

The components of the provision for income taxes on continuing operations are as follows (in thousands):

	2006	2005	2004
Current:
Federal	$16,216	$10,973	$4,053
State	2,353	1,191	1,659
Foreign	2,351	2,014	502
Total current	20,920	14,178	6,214
Deferred:
Federal	(2,401)	(183)	5,059
State	(635)	2	410
Foreign	1,374	(455)	(3,208)
Total deferred	(1,662)	(636)	2,261
Total provision for income taxes	$19,258	$13,542	$8,475

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Income Taxes (Continued)

The provision for income taxes differs from the provision calculated by applying the statutory federal income tax rate of 35% to income from continuing operations before income taxes due to the following (in thousands):

	2006	2005	2004
Federal Statutory Rate	$16,886	$1,133	$8,229
Increases (Decreases) Resulting From:
State income taxes, net of federal tax	1,117	775	1,345
Production activity and export sales benefits	(1,512)	(2,060)	(1,983)
Effect of foreign operations	548	1,001	621
In-process research and development	2,100	12,215	128
Research and development credit	(220)	(324)	(150)
Nondeductible expenses	608	1,011	301
Other	(269)	(209)	(16)
	$19,258	$13,542	$8,475

Deferred tax assets and liabilities in the accompanying Consolidated Balance Sheets consist of the following (in thousands):

	2006	2005
Deferred Tax Assets (Liabilities):
Reserves and accruals	$3,149	$5,760
Inventory basis difference	3,577	4,376
Net operating loss and credit carryforwards	1,937	4,939
Accrued compensation	4,716	2,017
Depreciation and amortization	(17,792)	(15,939)
Deferred credits and amortization	2,955	1,267
Prepaid expenses	(768)	(683)
Other, net	(1,013)	884
	(3,239)	2,621
Less: Valuation allowance	(3,074)	(6,013)
	$(6,313)	$(3,392)

The valuation allowance relates to uncertainty surrounding the realization of tax net operating loss carryforwards, the utilization of foreign tax credits, and other acquisition related items. The portion of the valuation allowance that relates to net operating loss and credit carryforwards represents 62% of the total, and the portion related to acquisition related items represents 38% of the total. To the extent tax benefits are realized and the valuation allowance is no longer required, approximately 48% will be adjusted through goodwill and 52% would reverse through tax expense.

At December 30, 2006, the Company had foreign net operating losses of approximately $6,300,000. Approximately $4,500,000 of the net foreign operating loss carryforwards do not expire. The remainder expire at various times over the next 5 years. Deferred taxes have not been provided on approximately $18,000,000 of cumulative undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. since the Company plans to keep such amounts permanently invested overseas.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Discontinued Operations

In September 2002, the Company announced its plan to exit the patient monitoring business by divesting MDE and in September 2003, the Company announced its plan to sell certain assets of Thermedics. Thermedics manufactured polyurethanes for medical and industrial applications. These decisions were made as a result of the determination that MDE and Thermedics did not fit into the Company’s long-term strategy of focusing and investing resources in the Respiratory Care, NeuroCare, Med Systems and Orthopedics segments. The consolidated financial statements have been restated to account for MDE and Thermedics as discontinued operations. MDE and Thermedics were previously part of the Med Systems segment.

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

The operating results of the OBCV, MDE and Thermedics discontinued operations are as follows:

	2005	2004
	(In thousands)
Revenues	$5,089	$—
Gain/(Loss) before income taxes	$832	$(333)
Net Gain/(Loss)	$536	$(205)

The Company had no discontinued operations in 2006.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Commitments and Contingencies

Commitments

The Company leases certain office, warehouse and manufacturing space and equipment under various operating lease arrangements. Future annual minimum rent payments under operating leases having initial or remaining noncancelable lease terms in excess of one year at December 30, 2006 are as follows (in thousands):

Fiscal Year
2007	9,260
2008	7,956
2009	7,499
2010	6,644
2011	6,156
Thereafter	20,656

Total rent expense under operating leases was $9,652,000, $8,405,000, and $7,104,000 in 2006, 2005, and 2004, respectively.

Contingencies

Tecomet Inc. (“Tecomet”), a subsidiary of the Company, has been advised by Smith & Nephew, Inc. (“S&N”) that S&N may file a lawsuit against Tecomet for indemnity and/or contribution in connection with more than 920 claims settled by S&N with patients who allegedly required revision surgeries resulting from S&N knee implants. S&N has also indicated that it is aware of approximately 75 additional revisions which have not yet been settled. Tecomet supplied to S&N knee components and a surface texture that were allegedly used in the S&N knee implants. Tecomet learned in 2003 that S&N had advised the U.S. Food and Drug Administration that S&N was voluntarily withdrawing certain of its knee systems from the market due to unspecified problems that required revision surgery in some patients. Tecomet is investigating the claims made by S&N, which include assertions that at least some of the Tecomet texturing on the implants did not comply with the manufacturing specifications. The Company has agreed to participate in a non-binding mediation with S&N scheduled to occur in April  2007. At this stage, it is not possible to predict the likelihood or amount of liability, if any, on the part of Tecomet, or the amount, if any, that would be covered under the Company’s product liability insurance policies. If a lawsuit is filed against Tecomet, Tecomet intends to defend it vigorously.

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

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of December 30, 2006, Pulmonetic Systems Inc. (“Pulmonetics”), a subsidiary of the Company, had four product liability cases outstanding related to its ventilator products. One of these four product liability cases has settled pending court approval. The Company’s remaining ventilation business had two product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies, subject to applicable deductibles and policy

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Commitments and Contingencies (Continued)

limitations, limit its exposure in connection with these product liability cases. The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement.   While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

On May 13, 2004, the Company settled litigation with INO Therapeutics, LLC (“INO Therapeutics”), AGA AB and The General Hospital Corporation regarding the use and sale of nitric oxide gas and devices and entered into a settlement and co-development agreement with INO Therapeutics. Following dismissal of the litigation, the Company received $7,500,000 in the second quarter of 2004. This included $6,000,000 in connection with the dismissal of the litigation, which is included in Legal Settlement in the accompanying 2004 Consolidated Statement of Income. In addition, the Company received $1,500,000 related to the Company’s submission to INO Therapeutics of a research and development plan for a nitric oxide indication in connection with the co-development agreement, which is included in service revenue in the accompanying 2004 Consolidated Statement of Income.

In the fourth quarter of 2005, the Company achieved another milestone under the co-development agreement by submitting an application for an investigational new drug (“IND”) and received $1,500,000.

In addition, during 2005, the Company and INO Therapeutics amended certain portions of the co-development agreement. Pursuant to the amendments, the Company received $1,250,000 in the second quarter of 2005 related to the buyout by INO Therapeutics of a purchase obligation. In addition, the Company recognized $3,000,000 in the fourth quarter of 2005 upon the achievement of a milestone under the amended co-development agreement. Additional payments totaling $4.5 million were earned by the Company upon achievement of certain development milestones during 2006. All amounts received in 2006 and 2005 are included in service revenue in the accompanying Consolidated Statement of Income.

The milestone payments earned to date are non-refundable and are not contingent on future performance under the co-development agreement.

In addition to the matters discussed above, from time to time the Company faces litigation and liability exposure for existing and potential claims. These claims are primarily related to patent and intellectual property matters, the manufacturing and sale of medical devices, distributor terminations, employment matters and the Company’s ongoing restructuring efforts. The Company’s international operations, which generated 40% of the Company’s total revenues in 2006 and 43% and 44% of the Company’s total revenues in 2005 and 2004, respectively also expose the Company to the risks of being sued in a foreign jurisdiction.

Any claims, with or without merit, could result in costly litigation, reduced sales, significant liabilities and diversion of management’s time, attention and resources. The Company believes that it maintains adequate insurance coverage, including product liability and employment practices liability insurance, to cover certain employment and product liability litigation. However, there can be no assurance that its insurance coverage is adequate or that it will continue to be available to the Company on acceptable terms, if at all. A successful claim or series of claims brought against the Company could require it to pay substantial amounts that could materially adversely affect the results of the Company’s operations and financial conditions. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe any pending legal proceeding will result in a

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Commitments and Contingencies (Continued)

judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17.   Segment and Geographic Information

Segment Information

The Company has aggregated its business units into four reportable segments: Respiratory Care, NeuroCare, MedSystems, and Orthopedics. The Respiratory Care segment develops, manufactures, markets and services products for the diagnosis and treatment of respiratory insufficiency caused by illness, injury or premature birth, pulmonary and sleep-related disorders. The NeuroCare segment principally develops, manufactures, markets, and services a comprehensive line of neurodiagnostic, vascular and audiology systems. The MedSystems segment develops, manufactures and markets medical imaging quipment and cardio-vascular implants. The Orthopedics segment manufactures and markets disposable medical products and specialty metal components for orthopedics. In classifying operations into a particular segment, the Company aggregates businesses with similar economic characteristics, products and services, production processes, customers and methods of distribution.

In 2004 and prior, the Company organized and operated its business through the following four reportable segments:  Respiratory Technologies, Critical Care, NeuroCare and Medical and Surgical Products. During the first quarter of 2005, the Company changed its reportable segments to reflect how it now manages its business. As a result, Respiratory Technologies and Critical Care operating segments were combined into one operating segment called Respiratory Care. The Company also split its Medical and Surgical Products operating segment into two separate segments:  MedSystems and Orthopedics.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Segment and Geographic Information (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table.

	2006	2005	2004
	(In thousands)
Revenues:
Respiratory Care	$405,569	$312,268	$248,229
NeuroCare	127,463	123,057	85,056
Med Systems	35,017	32,882	30,609
Orthopedics	42,367	41,767	29,308
	$610,416	$509,974	$393,202
Income from Continuing Operations Before Income Taxes:
Operating Income:
Respiratory Care	$55,106	$5,841	$24,055
NeuroCare	5,274	(1,639)	(229)
Med Systems	6,820	6,174	5,884
Orthopedics	6,201	8,570	4,156
Corporate(a)	(21,650)	(14,187)	(11,263)
Operating Income	51,751	4,759	22,603
Other Income (Expense), net	(3,503)	(1,522)	908
Income from Continuing Operations Before Income Taxes	$48,248	$3,237	$23,511
Total Assets:
Respiratory Care	$498,776	$422,457	$279,914
NeuroCare	158,615	149,424	119,608
Med Systems	25,889	28,049	18,286
Orthopedics	33,220	36,560	25,024
Corporate(b)	11,410	12,097	105,004
	$727,910	$648,587	$547,836
Depreciation and Amortization:
Respiratory Care	$14,515	$12,632	$8,914
NeuroCare	6,493	6,499	3,825
Med Systems	1,539	1,292	1,018
Orthopedics	2,196	1,418	1,311
Corporate	1,315	612	507
	$26,058	$22,453	$15,575
Capital Expenditues(c):
Respiratory Care	$12,836	$17,007	$7,813
NeuroCare	5,819	3,653	7,471
Med Systems	1,199	1,680	1,778
Orthopedics	1,765	3,278	2,683
Corporate	3,046	458	912
	$24,665	$26,076	$20,657

(a)           Primarily general and administrative expenses.

(b)          Primarily cash and cash equivalents and deferred tax assets.

(c)           Includes purchases of property, plant, and equipment and intangible assets, excluding acquisitions

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Segment and Geographic Information (Continued)

Geographic Information

The following table summarizes revenues and long-lived assets by geographic area. Revenues are based on the location in which the sale is settled. Long-lived asset data (which consists of property, plant and equipment, and other assets) is based on physical location.

	2006	2005	2004
	(In thousands)
Revenues:
United States	$363,602	$292,450	$220,238
International	246,814	217,524	172,964
Total Revenues	$610,416	$509,974	$393,202
Long-Lived Assets:
United States	$41,522	$37,018	$26,014
International:
Germany	4,545	3,067	3,383
United Kingdom	12,654	12,185	1,055
Other	3,446	1,896	314
Total Long-Lived Assets	$62,167	$54,166	$30,766

There was no country outside of the U.S. in which revenues exceeded 10% of the Company’s total revenues in 2006, 2005 or 2004.

18.   Summarized Quarterly Financial Data (Unaudited)

The Company’s quarterly reporting periods are thirteen week periods ending on the Saturday nearest to the calendar- basis quarter end, and are consistently determined from year to year.

Summarized quarterly financial results for the year ended December 30, 2006 are as follows:

	For the Quarter Ended
	April 1, 2006	July 1, 2006	September 30, 2006(a)	December 30, 2006(a)
	(In thousands, except per share amounts)
Revenues	$135,519	$146,175	$144,653	$184,069
Gross Margin	$65,926	$67,937	$68,619	$88,610
Income from Continuing Operations	$5,501	$7,156	$4,566	$11,767
Net Income	$5,501	$7,156	$4,566	$11,767
Earnings per Share:
Basic:
Continuing Operations	$0.17	$0.22	$0.14	$0.36
Diluted:
Continuing Operations	$0.17	$0.22	$0.14	$0.35

(a)           During the quarters ended September 30, 2006 and December 30, 2006, the Company respectively recorded $2,949,000 and $3,050,000 of purchased in-process research and development expenses in connection with three separate business combinations which are discussed in further detail in Note 19.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   Summarized Quarterly Financial Data (Unaudited) (Continued)

Summarized quarterly financial results for the year ended December 31, 2005 are as follows:

	For the Quarter Ended
	April 2, 2005 (1)	July 2, 2005	October 1, 2005	December 31, 2005
	(In thousands, except per share amounts)
Revenues	$102,445	$125,431	$126,899	$155,197
Gross Margin	$47,873	$56,820	$60,850	$75,571
Income (loss) from Continuing Operations	$4,547	$(30,876)	$4,316	$11,706
Discontinued Operations	313	134	90	0
Net Income (loss)	$4,860	$(30,742)	$4,406	$11,706
Earnings (Loss) per Share (2):
Basic:
Continuing Operations	$.15	$(.99)	$.14	$.37
Discontinued Operations	.01	.01	.00	.00
	$.16	$(.98)	$.14	$.37
Diluted:
Continuing Operations	$.14	$(.99)	$.13	$.36
Discontinued Operations	.01	(.01)	.00	.00
	$.15	$(.98)	$.13	$.36

(1)          On June 30, 2005, the Company completed the sale of the OB and CV businesses that were acquired from Oxford Medical in March 2005. Amounts have been restated for the quarter ended April 2, 2005 to reflect this business as a discontinued operation.

(2)          During the quarter ended July 2, 2005, the Company recorded $34,909,000 of purchased in-process research and development expenses in connection with two separate business combinations which are discussed in further detail in Note 19.

19.   Purchased In-Process Research and Development Expenses

During 2006 the Company recorded $5,999,000 million of purchased in-process research and development (“IPR&D”) expense in connection with three separate business combinations, all of which were accounted for pursuant to SFAS No. 141 Business Combinations.

The Company recorded $1,100,000 of purchased in-process research and development expense in connection with the acquisition of Tiara. The portion of the Tiara purchase price allocated to in-process research and development was determined by the Company based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”).

The technology acquired represents enhancements to sleep therapy mask designs. The Company believes that at the date of acquisition the product enhancements were in pre-prototype phase. Development activities include prototype design and regulatory approval. The Company expects to incur up to $900,000 to complete development of the technology. The estimated fair value of the project was

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   Purchased In-Process Research and Development Expenses (Continued)

determined by using estimated future discounted cash flows at a discount rate of approximately 19%. The discount rate takes into account the stage of completion and the risks surrounding successful development and commercialization. Risks to successful commercialization include attainment of patent protection and acceptance of the technology in the marketplace.

The Company recorded $1,849,000 of purchased in-process research and development expense in connection with the acquisition of BioBeat. The portion of the BioBeat purchase price allocated to in-process research and development was determined by the Company based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.

The technology acquired is related to Digital Transcranial Doppler applications which will be integrated into the Company’s current Transcranial Doppler portfolio. The Company believes that at the date of acquisition the technology was in the final stage of development. Development activities include obtaining FDA approval and additional software development related to additional functionality for U.S. market acceptance. The Company expects to incur up to $500,000 to complete development of the technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 44%. The discount rate takes into account the stage of completion and the risks surrounding successful development and commercialization. Risks to successful commercialization include obtaining necessary regulatory approvals and acceptance of the technology in the marketplace.

The Company recorded $3,050,000 of purchased in-process research and development expense in connection with the acquisition of Hoffman Laboratories. The portion of the Hoffman purchase price allocated to in-process research and development was determined by the Company based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.

The technology acquired is related to the development of a first and second generation continuous positive airway pressure device for the treatment of sleep disordered breathing. The Company believes that at the date of acquisition the technology was in the prototype and pre-prototype stages of development. Development activities include final product development, prototype development and regulatory approval. The Company expects to incur up to $1,000,000 to complete development of the first generation technology and $2,000,000 to complete the development of the second generation technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 30%. The discount rate takes into account the stage of completion and the risks surrounding successful development and commercialization. Risks to successful commercialization include obtaining necessary regulatory approvals and acceptance of the technology in the market place.

During 2005, the Company recorded $34,909,000 of purchased in-process research and development expenses in connection with two separate business combinations, both of which were accounted for pursuant to SFAS No. 141, Business Combinations.

The Company recorded $3,409,000 of purchased in-process research and development expenses in connection with the acquisition of Micro Medical. The portion of the Micro Medical purchase price

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   Purchased In-Process Research and Development Expenses (Continued)

allocated to in-process research and development represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”). This charge is included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2005 as a separate component of operating expense.

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

The Company recorded $31,500,000 of purchased in-process research and development expenses in connection with the acquisition of Pulmonetics. The portion of the Pulmonetics purchase price allocated to in-process research and development was determined based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4. This charge is included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2005 as a separate component of operating expense.

The technology acquired represents a portable ventilator. The Company believes that at the date of acquisition the device was in mid-stage development. Development activities include pilot testing and approval from the United States Food and Drug Administration (“FDA”). In 2006, the Company incurred approximately $3,350,000 to further develop the technology. The Company expects to incur an additional amount up to $2,000,000 through 2007 to complete the development of the technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 16%. The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology. Risks to commercialization include approval from the FDA and acceptance of the technology in the marketplace.

During 2004, the Company recorded $386,000 of purchased in-process research and development expenses in connection with the acquisition of Taugagreining. The portion of the Taugagreining purchase price allocated to in-process research and development expense was determined by an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition. The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4. This charge is included in the Company’s Consolidated Statements of Operations for the year ended January 1, 2005.

VIASYS HEALTHCARE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.   Subsequent Events

In February 2007, the Company approved a restructuring plan to terminate employees and consolidate or co-locate certain facilities. Under the plan, the Company expects to terminate employees and to consolidate or co-locate facilities to lower its cost structure, to bring expenses in line with its core businesses and enhance the near and long-term profitability of the Company. In connection with the plan, the Company expects to incur pre-tax charges from $13,000,000 to $16,000,000 and expects the plan to be substantially complete by early 2008.

VIASYS HEALTHCARE INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Acquisition Adjustments	Additions Charged to Costs and Expenses	Accounts Written Off	Other (a)	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year Ended December 30, 2006	$6,024	$148	$2,343	$(2,494)	$410	$6,431
Year Ended December 31, 2005	$5,113	$1,475	$2,367	$(2,544)	$(387)	$6,024
Year Ended January 1, 2005	$5,955	—	$528	$(1,491)	$121	$5,113

(a)           Reflects primarily the effects of foreign currency translation.

VIASYS HEALTHCARE INC.

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10/A, filed with the Commission on September 20, 2001.

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

3.3

Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006.

*3.4	Amended and Restated By-Laws of the Company, dated as of November 10, 2006.
†10.1

Amended and Restated Employment Agreement, effective as of November 15, 2006, by and between the Company and Randy H. Thurman, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on November 15, 2006.

†10.2

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and between the Company and Martin P. Galvan, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 2, 2006.

†10.3

Amended and Restated Employment Agreement, dated as of September 26, 2006, by and between the Company and Edward Pulwer, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 26, 2006, as amended by Letter Agreement, effective as of November 15, 2006, by and between the Company and Edward Pulwer, is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the Commission on November 15, 2006.

†10.4

Amended and Restated Employment Agreement, dated as of May 26, 2006, by and between the Company and Lori J. Cross, is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.5

Employment Agreement, dated as of May 26, 2006, by and between the Company and Matthew M. Bennett, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.6

Employment Agreement, dated as of May 26, 2006, by and between the Company and John F. Imperato, is incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.7

Employment Agreement, dated as of May 26, 2006, by and between the Company and Thomas I. Kuhn, is incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.8

Employment Agreement, dated as of May 26, 2006, by and between the Company and Gregory G. Martin, is incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.9

Employment Agreement, dated as of May 26, 2006, by and between the Company and Giulio A. Perillo, is incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.10

Change of Control Agreement, dated as of May 26, 2006, by and between the Company and Scott Hurley, is incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.11

Change of Control Agreement, dated as of May 26, 2006, by and between the Company and Wesley N. Riemer, is incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on June 2, 2006.

10.12

Plan and Agreement of Distribution between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

10.13

Tax Matters Agreement between the Company and Thermo Electron Corporation, is incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.

10.14

Rights Agreement between the Company and the Rights Agent, is incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.

†10.15

VIASYS Healthcare Inc. Indemnification Agreement between the Company and its directors and officers, is incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10/A, filed with the Commission on July 18, 2001.

†10.16

VIASYS Healthcare Inc. Equity Incentive Plan (as Amended and Restated on January 25, 2006), is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2006.

†10.17

VIASYS Healthcare Inc. Deferred Compensation Plan for Directors, is incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

10.18

Lease for Millennium III of the Millennium Corporate Center, dated October 3, 2001, by and between the Company and Washington Street Associates II, L.P, is incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10/A, filed with the Commission on October 24, 2001.

10.19

Credit Agreement, dated as of May 3, 2005, among the Company, KeyBank National Association, as co-lead arranger, sole book runner, swing line lender and administrative agent, JP Morgan Chase Bank, N.A., as co-lead arranger and syndication agent, Fifth Third Bank, as documentation agent, and certain other bank parties therein, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 6, 2005.

*21.1	List of Subsidiaries of the Company.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.
*31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.
*32.1	1350 Certifications

*                    Filed herewith.

†                    Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.