Form 10-Q
period 2007-03-31
VIASYS HEALTHCARE INC
filed 2007-05-08
CIK 1123361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the quarter period ended March 31, 2007

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of May 3, 2007, the Registrant had 33,279,330 shares of Common Stock, par value $.01, outstanding. This number excludes 60,672 shares held by the Registrant as treasury shares.

VIASYS HEALTHCARE INC.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

VIASYS HEALTHCARE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 30, 2006
	(Unaudited)
	(In thousands, except share and per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$23,126	$13,504
Accounts receivable, less allowance for doubtful accounts of $6,659 and $6,431 at March 31, 2007 and December 30, 2006, respectively	149,525	166,061
Inventories	105,426	99,753
Deferred income taxes, net	11,356	11,379
Prepaid expenses and other current assets	8,415	6,894
Insurance recoverable, legal claim	15,500	—
Total Current Assets	313,348	297,591
Property, Plant and Equipment, net	61,851	58,868
Goodwill	295,935	294,696
Intangible Assets, net	73,288	73,456
Other Assets	9,125	3,299
Total Assets	$753,547	$727,910

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of long-term obligations	$19,512	$30,337
Accounts payable	30,276	38,569
Accrued payroll and related benefits	18,283	23,545
Deferred revenue	25,032	22,188
Accrued installation and warranty costs	8,120	10,385
Accrued commissions	4,592	6,661
Income Taxes Payable	779	11,794
Accrued restructuring costs	7,676	1,530
Other accrued expenses	16,133	14,122
Legal claim payable	22,400	—
Total Current Liabilities	152,803	159,131
Revolving credit facility- non-current portion	25,425	16,225
Taxes	13,524	—
Deferred Income Taxes, net	17,265	17,692
Other Long-Term Liabilities	11,195	11,756
Total Liabilities	220,212	204,804
Stockholders’ Equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 33,337,170 and 32,898,271 shares issued; 33,276,498 and 32,873,983 shares outstanding at March 31, 2007 and December 30, 2006, respectively	333	329
Additional paid-in capital	403,600	393,295
Treasury stock, at cost; 60,672 and 24,288 shares at March 31, 2007 and December 30, 2006, respectively	(1,792)	(662)
Retained earnings	98,914	100,136
Accumulated other comprehensive income	32,280	30,008
Total Stockholders’ Equity	533,335	523,106
Total Liabilities and Stockholders’ Equity	$753,547	$727,910

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2007	April 1, 2006
	(Unaudited) (In thousands, except per share amounts)
Revenues:
Product	$143,350	$118,223
Service	18,068	17,296
Total revenues	161,418	135,519
Cost of Revenues:
Product	73,292	59,584
Service	11,069	10,009
Total cost of revenues	84,361	69,593
Gross Margin	77,057	65,926
Operating Expenses:
Selling, general and administrative expense	54,814	47,241
Research and development expense	8,799	9,404
Restructuring charges	7,036	(90)
Legal claim	7,461	—
Total operating expenses	78,110	56,555
Operating (Loss) Income	(1,053)	9,371
Other Income (Expense):
Interest income	126	144
Interest expense	(1,000)	(1,020)
Other, net	(201)	100
Total other expense	(1,075)	(776)
Income (Loss) Before Income Taxes	(2,128)	8,595
Benefit (Provision) for Income Taxes	906	(3,094)
Net (Loss) Income	$(1,222)	$5,501

Earnings per Share:
Basic:	$(.04)	$.17
Diluted:	$(.04)	$.17

Weighted Average Shares Outstanding:
Basic	33,075	32,097
Diluted	33,075	33,072

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2007	April 1, 2006
	(Unaudited) (In thousands)
Cash Flows from Operating Activities:
Net (Loss) Income	$(1,222)	$5,501
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,770	6,135
Excess tax benefits related to stock option exercises	(489)	(1,062)
Gain on sale of fixed assets	(177)	—
Non-cash stock based compensation	3,307	3,094
Other non-cash items	(528)	(559)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	16,984	17,126
Inventories	(6,218)	(10,067)
Prepaid expenses and other current assets	(1,487)	(638)
Accounts payable	(8,357)	(672)
Income taxes payable	(3,750)	266
Other current liabilities	(5,784)	(218)
Legal claim payable	6,900	—
Accrued restructuring	6,146	(253)
Other accrued expenses	1,869	(2,240)
Other, net	(408)	636
Net cash provided by operating activities	13,556	17,049

Cash Flows from Investing Activities:
Purchases of businesses, net of cash acquired	(82)	(100)
Expenditures for property, plant and equipment	(5,508)	(4,176)
Proceeds from sale of property, plant and equipment	531	391
Expenditures for intangible assets	(2,748)	(1,151)
Net cash used in investing activities	(7,807)	(5,036)

Cash Flows from Financing Activities:
Decrease in current portion of long-term debt	(10,833)	(229)
Increase (Decrease) in non-current portion of revolving credit facility	9,200	(20,380)
Proceeds from stock option exercises	5,821	3,937
Repurchase of treasury shares	(1,130)	(551)
Excess tax benefit from exercise of stock options	489	1,062
Net cash (used in) provided by financing activities	3,547	(16,161)

Effect of Currency Exchange Rate Changes on Cash and Cash Equivalents	326	1,340
Net Decrease in Cash and Cash Equivalents	9,622	(2,808)

Cash and Cash Equivalents at Beginning of Period	13,504	19,531

Cash and Cash Equivalents at End of Period	$23,126	$16,723

See accompanying notes to the condensed consolidated financial statements.

VIASYS HEALTHCARE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by U.S. generally accepted accounting principles. In the opinion of management, these condensed consolidated financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the financial position of VIASYS Healthcare Inc. (the “Company”) as of March 31, 2007 and December 30, 2006, the results of operations for the three month periods ended March  31, 2007 and April 1, 2006, and cash flows for the three month periods ended March 31, 2007 and April 1, 2006.  These condensed consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, as filed with the Securities and Exchange Commission (the “SEC”). Interim results are not necessarily indicative of results that may be expected for the full year.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

2.                                      Acquisitions

Consistent with its strategy to expand its core businesses, the Company acquired eight companies in the medical devices and equipment industry during 2006 and 2005. The Company believes these strategic acquisitions will expand its international presence, provide synergies with existing businesses and product lines, present platforms for new product lines, broaden the Company’s positions in its existing markets and provide access to new markets. The above factors, in addition to others, typically result in purchase prices exceeding the fair value of identifiable net assets and the recognition of goodwill. The Company allocates the cost of the acquisition to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of the acquisition. Management is responsible for the valuation of net assets acquired, including in-process research and development, and considers a number of factors, including valuations and appraisals, when estimating the fair market values and estimated useful lives of the acquired assets and liabilities.

Tiara Medical Systems, Inc.

Effective July 11, 2006, the Company acquired all of the outstanding capital stock of Tiara Medical Systems Inc. (“Tiara”) for a cash purchase price of $20,973,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. The Company reserved $3,350,000 of the purchase price pending the outcome of certain matters outlined in the purchase agreement, for which the Company is indemnified. Tiara is focused on the sleep therapeutic market and designs, manufactures, markets, and sells Continuous Positive Airway Pressure (“CPAP”) masks, headgear, circuits, and filters. Tiara also offers customers a comprehensive product line of specialty filters and accessories for oxygen concentrators and mechanical ventilators. Tiara has been assigned to the Company’s Respiratory Care segment. The acquisition has been included within our consolidated financial statements from July 11, 2006.

The Company has allocated the purchase price for the acquisition as follows (in thousands):

Cash and cash equivalents	$752
Accounts receivable	1,403
Inventory	1,132
Property, plant and equipment	281
Other current assets	44
Goodwill	19,080
Intangible assets
Patents	92
Non- compete agreements	600
In-Process research and development	1,100
Customer relationships	1,900
Developed technology	3,500
Non-current deferred tax liability	(2,280)
Other Liabilities assumed	(6,631)
Net Assets Acquired	$20,973

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-8 years.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  See Note 13 for further discussion of purchased in-process research and development.

BioBeat Medical

On August 31, 2006, the Company acquired substantially all of the assets of BioBeat Medical Ltd. (“BioBeat”), a company that develops, manufactures, markets, and sells digital transcranial doppler products designed for human medical applications, for a cash purchase price of $4,539,000, including expenditures associated with the acquisition and subject to certain working capital adjustments.  BioBeat has been assigned to the Company’s NeuroCare segment.  In addition, the Company may be required to pay additional consideration of $335,000 upon the achievement of certain performance criteria. Any such payment will be accounted for as additional purchase price. The acquisition has been included within our consolidated financial statements from August 31, 2006.

The Company has allocated the purchase price for the acquisition as follows (in thousands):

Accounts receivable	24
Inventory	49
Goodwill	2,107
Intangible assets
Developed technology	670
Non- compete agreements	10
In-Process research and development	1,849
Liabilities assumed	(170)
Net Assets Acquired	$4,539

The intangible assets are being amortized on a straight-line basis over lives ranging from 4-5 years.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  See Note 13 for further discussion of purchased in-process research and development.

Hoffman Laboratories

On November 13, 2006, the Company acquired substantially all of the assets of Hoffman Laboratories LLC (“Hoffman”), a company focused in the sleep therapeutic market that manufactures and distributes CPAP devices, for a cash purchase price of $10,415,000 including expenditures associated with the acquisition and subject to certain working capital adjustments. In addition, the Company may also be required to pay up to $15,000,000 in additional future payments based on the achievement of various performance milestones.  Any such payment will be recorded as additional purchase price. Hoffman has been assigned to the Company’s Respiratory Care segment. The acquisition has been included within our consolidated financial statements from November 13, 2006.

The Company has allocated the purchase price for the acquisition as follows (in thousands):

Inventory	260
Property, plant and equipment	376
Intangible assets
Patents and Know-How	7,100
In-Process research and development	3,050
Liabilities assumed	(371)
Net Assets Acquired	$10,415

The patents are being amortized on a straight-line basis over a 10 year life.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  See Note 13 for further discussion of purchased in-process research and development.

Navion Biomedical Corporation

Effective January 18, 2005, the Company acquired substantially all of the assets of Navion Biomedical Corporation, a business that develops, manufactures and markets a device used to facilitate the placement of peripherally inserted central catheters and central venous catheters, for a cash purchase price of $3,571,000 (including expenditures associated with the acquisition), of which $178,000 has been paid out of escrow in the first quarter of 2006. In connection with this acquisition, the Company recorded $601,000 of goodwill, which was assigned to the Company’s MedSystems segment, and $2,900,000 of intangible assets, consisting of purchased technology. Other tangible net assets of $70,000 were also acquired.

Oxford Medical

Effective March 1, 2005, the Company acquired the medical division of Oxford Instruments plc (“Oxford Medical”) for a cash purchase price of approximately $46,019,000, including expenditures associated with the acquisition and subject to certain working capital adjustments. Oxford Medical is based in the United Kingdom and develops, designs, manufactures and markets medical diagnostic and monitoring products as well as related disposables and accessories. Neurophysiology comprises the largest of Oxford Medical’s several business components. Neurophysiology’s principal product lines include EMG equipment, EMG needles and neurological disposables. The business also contained obstetrics, antenatal and fetal monitors and ambulatory cardiology products, which were sold in the second quarter of 2005 for $6,421,000.  Oxford Medical has been assigned to the Company’s NeuroCare segment.

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

In connection with the acquisition of the Oxford Medical businesses, the Company has initiated exit plans for acquired activities that are redundant with the Company’s existing operations.  The plan includes the closure of five facilities and the elimination of 28 positions in the areas of sales, finance, service and management.  In connection with the plan, the Company established reserves of $2,259,000 as part of the purchase price allocation.  As of March 31, 2007, 27 positions had been eliminated and four facilities have been closed.  The remaining reserves of $500,000 are included in other accrued expenses in the accompanying Consolidated Balance Sheets.

A summary of the reserve activity related to the Oxford Medical acquisition-related restructuring plan as of March 31, 2007 is as follows (in thousands):

	Initial Reserves Recorded in Purchase Accounting	Payments Made Through March 31, 2007	Balance as of March 31, 2007
Severance and employee related costs	$1,580	$(1,461)	$119
Lease cancellation fees	679	(298)	381
	$2,259	$(1,759)	$500

Micro Medical Limited

On March 16, 2005, the Company acquired all of the outstanding capital stock of Micro Medical Limited (“Micro Medical”), a company based in the United Kingdom that develops, manufactures and markets a range of respiratory diagnostic products, for an aggregate purchase price of approximately $39,916,000, including expenditures associated with the acquisition and subject to certain working capital adjustments.  In addition, the Company may also be required to pay additional consideration upon the achievement of certain performance criteria. Micro Medical has been assigned to the Company’s Respiratory Care segment.

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

The developed technology is being amortized on a straight-line basis over 10 years; other intangible assets are being amortized on a straight-line basis over 3 years. The trade name was deemed to have an indefinite life and is therefore not subject to amortization. The amount allocated to purchased in-process research and development was expensed in the second quarter of 2005 because the products under development had not reached technological feasibility and had no future alternative use.  See Note 13 for further discussion of purchased in-process research and development.

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

The intangible assets are being amortized on a straight-line basis over lives ranging from 5-10 years.  The amount allocated to purchased in-process research and development was expensed on the date of acquisition because the products under development had not reached technological feasibility and had no future alternative use.  See Note 13 for further discussion of purchased in-process research and development.

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

The following unaudited pro forma financial information represents the Company’s consolidated results from continuing operations for the periods indicated as if the acquisitions of Tiara, BioBeat, and Hoffman had occurred on January 1, 2006. Unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have actually been reported had the acquisitions occurred at the beginning of the periods presented, nor is it necessarily indicative of future results of operations. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined Company. Unaudited pro forma results of operations are presented after giving effect to certain adjustments, including adjustments to reflect increased depreciation expense, increased intangible asset amortization and increased income taxes at a rate consistent with the Company’s effective tax rate in each year.  The pro forma results exclude the write-off of purchased in-process research and development related to the Tiara, BioBeat, and Hoffman acquisitions in 2006.

	For the Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands)

Revenues	$161,418	$138,759
Net income (loss)	$(1,222)	$5,120

Earnings per share
Basic	$(0. 04)	$0.16
Diluted	$(0. 04)	$0.15

3.                                    Inventories

The components of inventories are as follows:

	March 31, 2007	December 30, 2006
	(In thousands)

Raw materials	$50,272	$49,932
Work-in-process	11,528	11,023
Finished goods	43,626	38,798
	$105,426	$99,753

4.                                      Comprehensive Income

The components of comprehensive income for the three months ended March 31, 2007 and April 1, 2006 are as follows:

	For the Three Months Ended
	March 31, 2007	April 1, 2006
	(in thousands)

Net income (loss)	$(1,222)	$5,501
Foreign currency translation adjustments	2,271	1,342
Comprehensive income	$1,049	$6,843

Accumulated other comprehensive income as of March 31, 2007 and, April 1, 2006 consisted solely of accumulated foreign currency translation adjustments. Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

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

The Company accounts for these awards in accordance with FASB Statement No. 123R, Share-Based Payment, or “SFAS 123R,” which requires the recognition of the fair value of stock compensation in net income.  The Company recognizes the stock compensation expense over the requisite service period of the individual grants, which generally equals the vesting period.  The Company uses the straight-line method to account for compensation cost for awards with graded vesting.  Stock compensation expense was $ 3,307,000 and $3,094,000 for the three months ended March 31, 2007 and April 1, 2006, respectively.

The Company utilized the Black-Scholes valuation model for estimating the fair value of the stock options with the following weighted average assumptions.

	For the Three Months Ended
	March 31, 2007	April 1, 2006
Dividend Yield	—	—
Expected Volatility	35%	36%
Average Risk Free Interest Rate	4.7%	4.4%
Expected Life (in years)	5 years	5 years

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

Based on the above assumptions, the per share weighted average fair value of the options granted under the stock option plan for the three months ended March 31, 2007 and April 1, 2006 were $11.69 and $10.78, respectively.

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

The amortization of stock compensation under SFAS 123R was done in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28.  Total compensation cost of options granted but not yet vested, as of March 31, 2007, was $8,028,000, which is expected to be recognized over the weighted average period of 2.7 years.  At March 31, 2007, approximately 1,584,000 shares remained available for future grant under the Plan.

The following tables summarize activity under all stock award plans:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price

Balance at December 30, 2006	3,670	$17.95
Granted	280	$30.08
Exercised	(333)	$17.46
Cancelled or expired	(3)	$19.28

Balance at March 31, 2007	3,614	$18.92
Exercisable at March 31, 2007	2,509	$16.50

Number of Restricted Stock Units (in thousands)

Unvested balance at December 30, 2006	137
Granted	199
Vested	(108)
Cancelled or expired	(3)

Unvested balance at March 31, 2007	225

The per share weighted average fair value of the restricted stock units granted under the stock compensation plan for the three months ended March 31, 2007 was $31.05, which was based on the closing stock price of the Company on the dates of grant.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$12.46 - $18.69	2,092	5.7	$15.22	1,870	$14.99
$18.79 - $28.19	1,242	7.0	$22.74	639	$20.95
$28.39 - $33.24	280	9.9	$30.08	—	—

$12.46 - $33.24	3,614	6.5	$18.92	2,509	$16.50

6.                                      Restructuring

In recent years, the Company has initiated a series of restructuring activities to reduce costs, achieve synergies and streamline operations.

2007 Restructuring Plan

In the first quarter of 2007, the Company initiated a plan to restructure certain operations.  As a result of this plan, approximately 150 positions will be eliminated and certain facilities will be consolidated or co-located.  Expenses incurred under this plan will include one-time termination costs paid to employees, as well as charges taken to dispose of certain assets that will not be used in the restructured business. In connection with this plan, the Company expects to incur pre-tax charges from $13,000,000 to $16,000,000.  The plan is expected to be substantially complete by early 2008. As of March 31, 2007, 82 positions had been eliminated and approximately $4,604,000 of employee severance and related expenses had been incurred.  In addition, $2,342,000 was recorded as restructuring expense due to an impairment charge related to assets that will be disposed of as part of the restructuring plan.

A summary of the restructuring activity associated with the 2007 Restructuring Plan is as follows (in thousands):

	Employee Severance and Related Expenses	Asset Impairment Costs	Total

Balance at December 30, 2006	$—	$—	$—
Costs accrued	4,604	2,342	6,946
Payments	(328)	—	(328)
Foreign currency translation	34	20	54
Balance at March 31, 2007	$4,310	$2,362	$6,672

2003 German Restructuring Plan

In the fourth quarter of 2003, the Company commenced plans to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions could not be eliminated immediately. As a result of this plan, 24 positions are being eliminated over a period of five years. As of March 31, 2007, 23 of these positions have been eliminated and approximately $ 872,000 of employee severance and related expenses have been paid.  In the first quarter of 2007, the Company incurred $98,000 of charges associated with this plan.  Severance expense for the remaining employee will continue to be recorded ratably over his remaining employment term. The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1,725,000. As of March 31, 2007, a total of $1,549,000 of restructuring expense has been incurred in connection with this plan.

A summary of the restructuring activity associated with the 2003 German Restructuring Plan is as follows (in thousands):

Employee Severance and Related Expenses

Balance at December 31, 2005	$969
Costs accrued	(85)
Payments	(241)
Foreign currency translation	70
Balance at December 30, 2006	$713
Costs accrued	98
Payments	(98)
Foreign currency translation	10
Balance at March 31, 2007	$723

2002 and 2001 Restructuring Plans

Throughout 2002 and 2001, the Company initiated various restructuring programs. As a result of these efforts, the Company incurred costs to close and consolidate facilities, retain certain employees and terminate approximately 250 employees. The facilities affected by these actions included the Company’s New Hampshire and Colorado facilities, which were consolidated with the Company’s NeuroCare operations in Wisconsin. In addition, the Company vacated several sales and service offices, mainly in Germany and Austria, and consolidated those operations into one facility in Germany. The balance of this reserve at March 31, 2007 of $238,000 was comprised primarily of lease obligations associated with the abandoned facilities less estimated sublease income. These amounts will be paid over their respective lease terms, the longest of which extends until 2014.

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

A summary of the accrued installation and warranty costs is as follows (in thousands):

Accrued Installation and Warranty Costs

Balance at December 31, 2005	$8,978
Costs accrued	9,696
Payments	(8,488)
Foreign currency translation	199
Balance at December 30, 2006	$10,385
Costs accrued and adjustments	(122)
Payments	(2,155)
Foreign currency translation	12
Balance at March 31, 2007	$8,120

8.             Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation  No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions.  Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable.

The Company adopted FIN 48 as of December 31, 2006.  As a result of the adoption of FIN 48, there was no cumulative effect on the tax liability or on retained earnings.  Upon adoption, the gross liability for income taxes associated with uncertain tax positions was approximately $13,100,000.  Offsetting this gross liability is a tax benefit of approximately $6,000,000.  This tax benefit represents corresponding adjustments that would be made in other jurisdictions with respect to such items as transfer pricing, state income taxes, the federal benefit of certain deductions and timing adjustments.  Consistent with the provisions of FIN 48, the gross liability has been recorded as a non-current liability and the tax benefit has been recorded in other non-current assets.

Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.  As of the date of adoption, accrued net interest and penalties before tax benefit was approximately $1,300,000.

Of the net liability of $7,100,000, approximately $6,400,000 would have a favorable impact on the Company’s effective tax rate if recognized.  While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position.  Accordingly, additional provisions on federal and foreign tax related matters could be recorded in the future as revised estimates are made or the underlying maters are settled or otherwise resolved.

The Company files a consolidated US tax return, files in multiple state jurisdictions and files income tax returns in foreign jurisdictions.  The Company is generally no longer subject to US Federal income tax examination for years prior to 2003.  While the company may be subject to foreign tax examinations prior to 2003, none of these are considered significant.

9.             Earnings Per Share

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

The reconciliation of Basic EPS to Diluted EPS is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2007			April 1, 2006
	(In thousands, expect per share amounts)
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(1,222)	33,075	$(0.04)	$5,501	32,097	$0.17
Dilutive effect of outstanding stock options	—	—	—	—	975	—
Diluted EPS	$(1,222)	33,075	$(0.04)	$5,501	33,072	$0.17

Since the Company incurred a loss for the three months ended March 31, 2007, all of the outstanding stock options and other stock-based awards were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.  These awards could potentially dilute EPS in the future.  For the three months ended April 1, 2006 options to purchase approximately 59,500 shares were excluded from the calculation of Diluted EPS as their effect would have been anti-dilutive.

10.          Segment Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	For the Three Months Ended
	March 31, 2007	April 1, 2006
	(in thousands)
Revenues:
Respiratory Care	$113,210	$86,317
NeuroCare	29,797	29,845
MedSystems	8,514	8,146
Orthopedics	9,897	11,211
	$161,418	$135,519
Income (Loss) Before Income Taxes
Operating Income (Loss):
Respiratory Care	$16,786	$11,170
NeuroCare	(3,872)	810
MedSystems	1,366	1,369
Orthopedics	(5,775)	2,095
Corporate(a)	(9,558)	(6,073)
Operating (Loss) income	(1,053)	9,371
Other Expense, net	(1,075)	(776)
(Loss) income Before Income Taxes	$(2,128)	$8,595

(a)           Primarily general and administrative and restructuring expenses.

	March 31, 2007	December 30, 2006
	(In thousands)
Total Assets:
Respiratory Care	$500,965	$498,776
NeuroCare	158,097	158,615
MedSystems	25,519	25,889
Orthopedics	49,360	33,220
Corporate(b)	19,606	11,410
	$753,547	$727,910

(b)           Primarily cash and cash equivalents and deferred tax assets.

11.          Contingencies

As previously disclosed, the Company agreed to participate in a non-binding mediation with Smith & Nephew (“S&N”) in April 2007 regarding claims arising out of certain knee implant components supplied to S&N by Tecomet Inc. (“Tecomet”), a subsidiary of the Company.  As a result of this mediation, the Company has entered into a binding agreement in principle with S&N to resolve any and all claims that the parties may have with respect to this matter.  Pursuant to the agreement in principle we will make a net payment, after contribution from our insurers, of $7,500,000, including legal expenses.  Accordingly, in the first quarter of 2007 the Company recorded a pre-tax charge of $22,961,000, including legal expenses of $561,000, offset by Tecomet’s product liability insurance policies in the amount of $15,500,000.

In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed.  These three cases were later dismissed without prejudice, and the Company understands that they were later settled by S&N.  In 2005 and 2006, Tecomet was named as a defendant in two lawsuits in Oklahoma, which were brought by plaintiffs alleging facts similar to those raised in the three cases that were filed in Texas.  As part of the agreement in principle with S&N, S&N has agreed to assume and control the defense of these lawsuits and all pending and future third-party claims associated with the subject S&N knee implants.

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of March 31, 2007, Pulmonetic Systems Inc.  (“Pulmonetics”), a subsidiary of the Company, had 4 product liability cases outstanding related to its ventilator products. The Company’s remaining ventilation business had 2 product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases.  The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement.  While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

12.          Revolving Credit Facility

On May 3, 2005, the Company entered into a five-year $150,000,000 Senior Unsecured Revolving Credit Facility (the “Facility”).  The Facility includes a $20,000,000 letter of credit sub-facility and a $20,000,000 swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200,000,000.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  As of March 31, 2007, $44,425,000 was outstanding under the Facility.   In addition, $5,283,000 of standby letters of credit were outstanding under the Facility.  At March 31, 2007, $100,292,000 was available for borrowings under the Facility.

At the Company’s option, amounts borrowed under the Facility (other than swing line loans) will bear interest at either (1) the London Interbank Borrowing Rate (“LIBOR”) plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, as defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%.  Swing line loans bear interest at a rate determined by the swing line lender. The Company is required to pay a facility fee based on the total revolving commitment.  The average interest rate incurred during the three months ended March 31, 2007 was 6.1%. The interest rate on borrowings outstanding at March 31, 2007 was 6.0%.

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

13.          Purchased In-Process Research and Development Expenses

During 2006 the Company recorded $5,999,000 million of purchased in-process research and development (“IPR&D”) expense in connection with three separate business combinations, all of which were accounted for pursuant to SFAS No. 141 Business Combinations.

In the third quarter of 2006, the Company recorded $1,100,000 of purchased in-process research and development expense in connection with the acquisition of Tiara. The portion of the Tiara purchase price allocated to in-process research and development was determined by the Company based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FASB Interpretation No. 4, applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”).

The technology acquired represents enhancements to sleep therapy mask designs. The Company believes that at the date of acquisition the product enhancements were in pre-prototype phase. Development activities include prototype design and regulatory approval. The Company has incurred approximately $350,000 to further develop technology, of which $100,000 was incurred in the three months ended March 31, 2007. The Company expects to incur an additional amount up to $550,000 to complete development of the technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 19%. The discount rate takes into account the stage of completion and the risks surrounding successful development and commercialization. Risks to successful commercialization include attainment of patent protection and acceptance of the technology in the marketplace.

In the third quarter of 2006, the Company recorded $1,849,000 of purchased in-process research and development expense in connection with the acquisition of BioBeat. The portion of the BioBeat purchase price allocated to in-process research and development was determined by the Company based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.

The technology acquired is related to Digital Transcranial Doppler applications which will be integrated into the Company’s current Transcranial Doppler portfolio. The Company believes that at the date of acquisition the technology was in the final stage of development. Development activities include obtaining FDA approval and additional software development related to additional functionality for U.S. market acceptance. The Company has incurred approximately $160,000 to further develop technology. The Company expects to incur an additional amount up to $340,000 to complete development of the technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 44%. The discount rate takes into account the stage of completion and the risks surrounding successful development and commercialization. Risks to successful commercialization include obtaining necessary regulatory approvals and acceptance of the technology in the marketplace.

In the fourth quarter of 2006, the Company recorded $3,050,000 of purchased in-process research and development expense in connection with the acquisition of Hoffman Laboratories. The portion of the Hoffman purchase price allocated to in-process research and development was determined by the Company based on an independent third party appraisal and represents the estimated fair value of the research and development project in-process at the time of acquisition.  The project had not yet reached technological feasibility, was deemed to have no alternative use and, accordingly, was immediately charged to operating expense at the acquisition date in accordance with FIN 4.

The technology acquired is related to the development of a first and second generation continuous positive airway pressure device for the treatment of sleep disordered breathing. The Company believes that at the date of acquisition the technology was in the prototype and pre-prototype stages of development. Development activities include final product development, prototype development and regulatory approval. The Company has incurred approximately $700,000 to further develop the first generation technology, all of which was incurred in the three months ended March 31, 2007. The Company expects to incur an additional amount up to $300,000 to complete development of the first generation technology and $2,000,000 to complete the development of the second generation technology. The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 30%. The discount rate takes into account the stage of completion and the risks surrounding successful development and commercialization. Risks to successful commercialization include obtaining necessary regulatory approvals and acceptance of the technology in the market place.

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

The technology acquired represents a portable ventilator.  The Company believes that at the date of acquisition the device was in mid-stage development.  Development activities include pilot testing and approval from the United States Food and Drug Administration (“FDA”).  The Company has incurred approximately $4,402,000 to further develop the technology, $1,052,000 of which was incurred in the current quarter. The Company expects to incur an additional amount up to $1,698,000 through the remainder of 2007 to complete the development of the technology.  The estimated fair value of the project was determined by using estimated future discounted cash flows at a discount rate of approximately 16%.  The discount rate used takes into account the stage of completion and the risks surrounding successful development and commercialization of the technology.  Risks to commercialization include approval from the FDA and acceptance of the technology in the marketplace.

14.          Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 provides guidance on how a company should recognize measure and disclose in its financial statements uncertain income tax positions.  Under the new provisions, a company should not recognize a tax benefit for an uncertain income tax position unless it is “more likely than not” that the position is sustainable.  The Company adopted FIN 48 on December 31, 2006.  See Note 8 for further discussion.

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Form 10-Q.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including but not limited to, statements related to the final allocation of the purchase price of businesses acquired in 2006, the impact of recent accounting pronouncements, expected expenditures for the remainder of 2007, expectations regarding our restructuring plan and restructuring charges, expectation regarding legal proceedings, expected sales trends in our Orthopedics segment, expectation to be able to meet the requirements of the Facility through the expiration date, expectations regarding the products and technologies we acquired, expected effective tax rate and the belief that our available cash and cash equivalents, cash from operations and cash under the Facility will be sufficient to finance our operations and commitments for the foreseeable future.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements.  While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Form 10-Q.  There are a number of important factors and uncertainties that could cause our results to differ materially from those indicated by such forward-looking statements, including market acceptance of our products, our ability to maintain regulatory approvals and protect our intellectual property, our ability to integrate acquisitions, our ability to develop and launch new products and the other risk factors set forth in our Annual Report on Form 10-K for the year ended December 30, 2006, under the caption “Risk Factors.”

Results of Operations

In order to more fully understand the comparison of the results of operations for the three months ended March 31, 2007 as compared to the same periods in 2006, it is important to note the following significant changes in our operations that occurred in 2007 and 2006:

Effective July 11, 2006, we acquired all of the outstanding capital stock of Tiara.  Effective August 31, 2006, we acquired substantially all of the assets of BioBeat. Effective November 13, 2006, we acquired substantially all of the assets of Hoffman.

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

Total revenue grew 19% during the first quarter of 2007 as compared to the prior year’s quarter, of which 16% was from our core business and 3% was from acquisitions in our sleep business.  This revenue growth was largely due to the performance of our respiratory care segment, including our critical care products, as well as our customer care and clinical services businesses.

In the current quarter we began implementation of our 2007 restructuring plan, which resulted in a pre-tax restructuring charge of $7.0 million.  This charge was for employee terminations costs as well as an asset impairment charge for assets that will be disposed as part of this restructuring.

In April 2007, we entered into a binding agreement in principle with Smith and Nephew (“S&N”) to resolve any and all claims that the parties may have with respect to the matter that is disclosed in Note 11.  As a result, in the first quarter of 2007 we recorded a pre-tax charge of $7.5 million, net of insurance recoveries.

In the first quarter of 2007, we incurred a loss of $0.04 per diluted share, compared to earnings of $0.17 per diluted share in the first quarter of 2006.  This loss was primarily related to the $7.5 million charge associated with the legal claim and the $7.0 million restructuring charge, each described above.  Offsetting these unfavorable one-time items was the strong operating performance of our Respiratory Care division, as well as continued profitability in our NeuroCare and MedSystems segments.

Operating cash flow was $13.6 million for the first quarter of 2007 compared to $17.0 million for the first quarter of 2006.  The decrease in operating cash flow was driven by changes in accounts receivable and accounts payable that had a less favorable impact on operating cash flow in 2007 as compared to 2006.  This was partially offset by a change in inventory that had a favorable impact on operating cash flow in 2007 as compared to 2006.

Comparison of Results for the First Quarter of 2007 to the First Quarter of 2006

Revenues

Revenues increased $25.9 million, or 19.1%, to $161.4 million for the first quarter of 2007 from $135.5 million for the first quarter of 2006. Revenue in the first quarter of 2007 increased $26.9 million in Respiratory Care and $0.4 million in MedSystems when compared to the first quarter of 2006.  Revenue in the first quarter of 2007 was flat for the NeuroCare segment and decreased $1.3 million in the Orthopedics segment. The increase in Respiratory Care revenue was primarily due to increased sales of our ventilators, including sales of our LTV 1200, as well as higher sales from VIASYS Clinical Services and Customer Care.  Also contributing to the increase was the addition of Tiara sales, a business acquired in the third quarter of 2006, and the sales of our neurophysiology and enteral delivery products.  Partially offsetting these increases was a reduction in the sales of our vascular products, which were unusually high in the first quarter of 2006, as well as decreased sales of our orthopedics products compared to the first quarter of 2006.

Gross Margin

Gross margin increased $11.1 million, or 16.9%, to $77.1 million for the first quarter of 2007 from $65.9 million for the first quarter of 2006.  As a percentage of revenues, gross margin decreased 90 basis points to 47.7% for the first quarter of 2007 from 48.6% for the first quarter of 2006.  The increase in gross margin was primarily due to increased sales as described above, partially offset by the recognition of a $2.3 million milestone payment related to the development of an indication of nitric oxide in the first quarter of 2006.  The non-recurrence of this $2.3 million milestone payment in the first quarter of 2007 is the primary reason for the decrease in gross margin as a percentage of revenues as compared to the first quarter of 2006.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $7.6 million, or 16%, to $54.8 million for the first quarter of 2007 from $47.2 million for the first quarter of 2006. As a percentage of revenues, selling, general and administrative expenses decreased 90 basis points as compared to the first quarter of 2006 as increased selling expenses due to higher sales were offset by savings from the 2006 restructuring plan and other cost savings initiatives.

Legal Claim

In April 2007, we entered into a binding agreement in principle to resolve any and all claims with S&N with respect to the matter disclosed in Note 11.  As a result, in the first quarter of 2007 we recorded a pre-tax charge of $7.5 million, net of insurance recoveries.

Research and Development Expense

Research and development expense decreased $0.6 million, or 6.4%, to $8.8 million for the first quarter of 2007 from $9.4 million for the first quarter of 2006. This decrease was largely attributable to the cost reduction initiatives in the NeuroCare segment and certain projects in the product pipeline nearing completion.

Restructuring Charges

Restructuring charges were $7.0 million in the first quarter of 2007 compared to a benefit of $0.1 million in the first quarter of 2006.

In the first quarter of 2007, the Company initiated a plan to restructure certain operations.  As a result of this plan, approximately 150 positions will be eliminated, and certain facilities will be consolidated or co-located.  Expenses to be incurred under this plan will relate to one-time termination costs paid to employees, as well as charges taken to dispose of certain assets that will not be used in the restructured business. In connection with this plan, the Company expects to incur pre-tax charges from $13.0 million to $16.0 million and expects the plan to be substantially complete by early 2008.  As of March 31, 2007 82 positions have been eliminated and approximately $4.6 million of employee severance and related expenses have been incurred.  In addition, $2.3 million was recorded as restructuring expense due to an impairment charge related to assets that will be disposed as part of the restructuring plan.  Annualized pre-tax savings associated with this plan are expected to be approximately $10.0 million, once the plan has been completed.

In the fourth quarter of 2003, we initiated a plan to close a machine shop and reduce the number of customer service positions at a Respiratory Care facility in Germany. Due to German labor regulations, certain positions cannot be eliminated immediately.  As a result of this plan, 24 positions are being eliminated over a period of five years.  As of March 31, 2007, 23 of these positions have been eliminated.  Severance expense for the remaining employee will continue to be recorded ratably over his remaining employment term.  The total amount of restructuring expense expected to be incurred in connection with this plan is approximately $1.7 million.  As of March 31, 2007, a total of $1.5 million of expense has been incurred related to this plan.  Restructuring charges incurred in connection with this plan were $0.1 million during the first quarter of 2007 compared to $(0.3) million during the first quarter of 2006.  Once this plan is complete, the annual savings from this plan are expected to total approximately $1.3 million, which are being realized as the positions are eliminated.

Provision for Income Taxes

Our effective tax rate was 42.6% in the first quarter of 2007 compared to 36.0% in the first quarter of 2006.  The effective tax rate in 2007 exceeds the federal income tax rate of 35% primarily because of certain restructuring charges incurred in the first quarter of 2007 for which tax benefits may not be realized.  The effective tax rates in both quarters were higher than the federal income tax rate of 35% because of non-deductible expenses, a higher tax rate on foreign earnings and the impact of state taxes.  In addition to the increase in effective tax rate associated with restructuring charges, the effective tax rate in the first quarter of 2007 is higher than the effective tax rate in the first quarter of 2006 because of the termination of tax benefits related to export sales.  This increase is partially offset by the scheduled increase in tax benefits associated with U.S. manufacturing activities and a U.S. research and development tax credit which was not recognized in the first quarter of 2006 because the enacting legislation had expired.

Segment Information

Respiratory Care

Revenues increased $26.9 million, or 31.2%, to $113.2 million for the first quarter of 2007 from $86.3 million for the first quarter of 2006.  Revenues increased due to sales of portable mechanical ventilators, including the shipment of LTV 1200 ventilators to the California Department of Health Services in the quarter.  In addition, revenue increased due to sales of our AVEA and VELA ventilators as well as increased revenue from our clinical services and customer care businesses and sales of our sleep therapy products, primarily from our recent acquisitions.  Partially offsetting the increase were lower sales of our legacy ventilators and the $2.3 million milestone payment related to the development of an indication of nitric oxide recognized in the first quarter of 2006.

Operating income increased $5.6 million, or 50.3%, to $16.8 million for the first quarter of 2007 from $11.2 million for the first quarter of 2006.  This increase was due to higher overall sales offset by the INO milestone payment recognized in the first quarter of 2006 and increased expenses due to our recent acquisitions.

NeuroCare

Revenues were $29.8 million in both the first quarters of 2007 and 2006.  Strong international sales of consumables and neurophysiology products, including long-term monitoring and EMG, were offset by lower overall sales of vascular products which were unusually high in the first quarter of 2006.

An operating loss of $3.9 million was incurred in the first quarter of 2007 compared to operating income of $0.8 million in the first quarter of 2006.  Included in the current year loss is $5.1 million of charges related to the 2007 restructuring plan.  Also contributing to the decrease in operating income as compared to the prior year quarter are additional costs associated with our acquisition of the digital transcranial doppler technology from BioBeat Medical Ltd. in the third quarter of 2006.  Partially offsetting these charges were cost savings primarily associated with the restructuring that was implemented during the third quarter of 2006.

MedSystems

Revenues increased $0.4 million, or 4.5%, to $8.5 million for the first quarter of 2007 from $8.1 million for the first quarter of 2006. This increase was primarily due to higher sales of our enteral delivery products, particularly our CORTRAK™ and NAVIGATOR® access systems, which were partially offset by certain other product lines.

Operating income was $1.4 million in both the first quarters of 2007 and 2006.  Higher sales volume and reduced operating expenses were partially offset by reduced margins resulting from a less favorable product mix.

Orthopedics

Revenues decreased $1.3 million, or 11.7%, to $9.9 million for the first quarter of 2007 from $11.2 million for the first quarter of 2006, primarily due to lower sales of orthopedic and industrial products.  While the year-over-year comparison is unfavorable, the first quarter of 2007 exceeds the revenue of the fourth quarter of 2006.  This increase marks the first sequential quarter increase in over a year.

An operating loss of $5.8 million was incurred in the first quarter of 2007 compared to operating income of $2.1 million in the comparable period last year.  Included in the current year loss is a $7.5 million pre-tax charge, net of insurance recoveries, related to the resolution of the S&N claim that is disclosed in Note 11.  Also impacting the operating loss is the lower sales volume and the impact on gross margin of pricing pressures.  Partially offsetting these items are reduced operating expenses in the current period due to initiatives that have led to increased manufacturing efficiency in this segment.

Liquidity and Capital Resources

As of March 31, 2007 and December 30, 2006, we had cash and cash equivalents of $23.1 million and $13.5 million, respectively.  At March 31, 2007, substantially all of our cash and cash equivalents was held internationally and could be subject to U.S. income tax if repatriated to the U.S.  Our working capital was approximately $160.5 million and $138.5 million at March 31, 2007 and December 30, 2006, respectively.  This increase was primarily due to the increase in cash and cash equivalents, as well as an increase in inventory in the first quarter as compared to year end 2006 due to the volume of sales in the fourth quarter of 2006.  In addition, balance sheet reclassifications associated with the adoption of a new accounting pronouncement, FIN 48, impacted working capital at the end of the first quarter.

Our cash flow from operations decreased by $3.5 million to $13.6 million in the first quarter of 2007 from $17.0 million in the first quarter of 2006.  The decrease is primarily due to changes in accounts receivable and accounts payable that less favorably impacted the first quarter of 2007 as compared to the first quarter of 2006, partially offset by the favorable impact of changes in inventory. Net income, adjusted to exclude certain non-cash items such as depreciation and amortization and stock-based compensation, was approximately $7.7 million and $13.1 million for the first quarter of 2007 and 2006, respectively.  The overall impact of changes in certain operating assets and liabilities on total operating cash flows resulted in cash inflow of $5.9 million and $3.9 million in the first quarter of 2007 and 2006, respectively.

We used net cash in investing activities of $7.8 million in the first quarter of 2007, compared to $5.0 million in the first quarter of 2006.  This increase is due to increased expenditures for property, plant and equipment and intangible assets, primarily due to costs incurred related to the implementation of our new ERP system.  Our expenditures for property, plant and equipment were $5.5 million during the first quarter of 2007, compared to $4.2 million during the first quarter of 2006.  Our expenditures for intangible assets were $2.7 million in the first quarter of 2007, compared to $1.2 million in the first quarter of 2006.

We generated net cash from financing activities of $3.5 million in the first quarter of 2007 compared to a use of cash of $16.2 million in the first quarter of 2006.  This was primarily due to a decrease in borrowings of $1.6 million, including those under the Credit Facility, compared to a $20.6 million decrease in borrowings in the first quarter of 2006.  In the first quarter of 2007, we received $5.8 million in proceeds from the exercise of stock options, compared to $3.9 million in the first quarter of 2006.

On May 3, 2005, we entered into a five-year $150.0 million Senior Unsecured Revolving Credit Facility (the “Facility”). The Facility includes a $20.0 million letter of credit sub-facility and a $20.0 million swing line loan sub-facility. At the request of the Company, the aggregate maximum principal amount available under the Facility may be increased to $200.0 million.  The lenders, however, are not obligated to participate in the increased portion of the Facility. The Facility can be used for working capital and other general corporate purposes, including capital expenditures and acquisitions.  At March 31, 2007, $44.4 million was outstanding under the Facility, $5.3 million of standby letters of credit had been issued under the Facility, and $100.3 million was available for borrowings under the Facility.

At the Company’s option, amounts borrowed under the Facility (other than swing line loans) bear interest at either (1) LIBOR plus an applicable margin that will vary based on the Company’s leverage ratio as defined in the agreement, or (2) the alternative base rate, defined as the higher of the lender’s prime rate or the Federal Funds Rate plus .50%.  Swing line loans bear interest at a rate determined by the swing line lender.  The Company is required to pay a facility fee based on the total revolving commitment.  The average interest rate incurred for the three months ended March 31, 2007 was 6.1%.  The interest rate on borrowings outstanding at March 31, 2007 was 6.0%.

Our ability to access the Facility will depend on complying with certain customary affirmative and negative covenants, including but not limited to our ability to maintain a leverage ratio of debt to EBITDA of not greater than 3.00 to 1.00, an interest coverage ratio of EBITDA to interest expense of not less than 4.00 to 1.00, minimum stockholders’ equity and limits on the amount of capital expenditures in any one year to the greater of $30 million or 5% of the Company’s consolidated net assets.  While we were in compliance with the covenants of the Facility as of March 31, 2007 and expect to be able to meet the requirements of the Facility through the expiration date, failure to satisfy any of the conditions would require us to renegotiate the Facility on terms that may not be as favorable or could require us to repay any outstanding balance.  While we would attempt to find alternative sources to fund our operations from other financial institutions, we cannot assure you that we would be successful, or if we were successful, that the new credit arrangement would be on terms that would be attractive to us in financing our business plans.

During the remainder of 2007, we expect to spend between $27.0 million and $32.0 million on capital expenditures, including intangibles, for a full year total between $35.0 million and $40.0 million.  These amounts exclude any acquisitions we may consummate during the remainder of 2007, and are primarily related to product development activities, capacity and efficiency improvement projects, and the continuation of the implementation of our new ERP system.  Our capital requirements for the remainder of 2007 will depend on many factors, including the rate of our sales growth, market acceptance of our new products, research and development spending and the success of our product development efforts, capital spending policies of our customers, government spending policies and general economic conditions.

During the remainder of 2007, we expect to incur restructuring charges largely associated with the consolidation of certain locations resulting from the eight acquisitions we have completed in the last two years.  It is anticipated that this pre-tax charge will be between $13.0 million and $16.0 million, including the $7.0 million of costs incurred in the first quarter.  We expect cash outflow in 2007 associated with this charge to be between $7.0 million and $10.0 million.  In 2008, we expect net cash inflow associated with this charge of approximately $3.0 million, due to the benefit of related asset divestitures.  Therefore, total cash flow associated with this plan, including the benefit of related asset divestitures, is expected to be from $4.0 million to $7.0 million, excluding the potential favorable tax benefits.  The cash outflow in the first quarter was approximately $0.3 million.  It is anticipated that some benefits of this restructuring will start to be realized later in 2007 and the cost will be substantially recovered by the early part of 2009.

In the second quarter of 2007, we expect to pay approximately $7.5 million, net of insurance recoveries, pursuant to the agreement in principle with S&N that is disclosed in Note 11.

In the second quarter of 2007, we expect to pay approximately $2.0 million associated with our 2006 acquisitions for the achievement of a milestone under the terms of the related purchase agreements.  This amount will be treated as additional purchase price.

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

Critical Accounting Policies

The Company has disclosed in Note 2 to its consolidated financial statements in its Annual Report on Form 10-K for the fiscal year ended December 30, 2006 those accounting policies that it considers to be significant in determining its results of operations and financial position.  There have been no material changes to the critical accounting policies, except as noted below, previously identified and described in the Company’s Form 10-K for the year ended December 30, 2006.  The accounting principles utilized by the Company in preparing its consolidated financial statements conform in all material respects to generally accepted accounting principles in the United States of America.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) Number 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.”  FIN 48 establishes a single model to address accounting for uncertain tax positions.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on December 31, 2006.  See Note 8 for further discussion.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates. These fluctuations could affect our future results of operations and financial condition.

For a complete discussion of the Company’s exposure to foreign currency risk, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” on page 45 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. There have been no significant changes from the information discussed therein.

We are exposed to fluctuations in interest rates on our five-year $150.0 million Senior Unsecured Revolving Credit Facility which bears interest at variable rates over time.  Changes in interest rates will affect the amount of our interest payments over the term of the loan.  A 100 basis point increase in interest rates on our variable term loan under the Facility would have an estimated negative impact on annual pre-tax earnings of approximately $0.4 million based on the amount outstanding on the Facility as of March 31, 2007.

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

(c)  Change in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

As previously disclosed, the Company agreed to participate in a non-binding mediation with Smith & Nephew (“S&N”) in April 2007 regarding claims arising out of certain knee implant components supplied to S&N by Tecomet Inc. (“Tecomet”), a subsidiary of the Company.  As a result of this mediation, the Company has entered into a binding agreement in principle with S&N to resolve any and all claims that the parties may have with respect to this matter.  Pursuant to the agreement in principle we will make a net payment, after contribution from our insurers, of $7,500,000, including legal expenses.  Accordingly, in the first quarter of 2007 the Company recorded a pre-tax charge of $22,961,000, including legal expenses of $561,000, offset by Tecomet’s product liability insurance policies in the amount of $15,500,000.

In 2004 and 2005, Tecomet was named as a defendant in three lawsuits in Texas brought by plaintiffs alleging that they had to undergo revision surgeries when their S&N implants failed.  These three cases were later dismissed without prejudice, and the Company understands that they were later settled by S&N.  In 2005 and 2006, Tecomet was named as a defendant in two lawsuits in Oklahoma, which were brought by plaintiffs alleging facts similar to those raised in the three cases that were filed in Texas.  As part of the agreement in principle with S&N, S&N has agreed to assume and control the defense of these lawsuits and all pending and future third-party claims associated with the subject S&N knee implants.

The Company is involved in various litigation related to its ventilation business, which is focused on providing care to critically ill patients. As of March 31, 2007, Pulmonetic Systems Inc.  (“Pulmonetics”), a subsidiary of the Company, had 4 product liability cases outstanding related to its ventilator products. The Company’s remaining ventilation business had 2 product liability cases outstanding related to its ventilator products. The Company believes that its product liability insurance policies, subject to applicable deductibles and policy limitations, limit its exposure in connection with these product liability cases.  The Company also believes that it will be indemnified for its remaining exposure in connection with the cases against Pulmonetics under the Company’s purchase agreement related to the acquisition of Pulmonetics, subject to limitations contained in such agreement. While there can be no assurances as to the ultimate outcome of any litigation involving the Company, management does not believe that any pending legal proceedings affecting the ventilation business will result in a judgment or settlement that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 1A. — Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2006.

Item 4. — Submission of Matters to a Vote of Security Holders

None.

Item 6. — Exhibits

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, dated May 26, 2006, by and between the Company and Arie Cohen

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIASYS HEALTHCARE INC.
(Registrant)

Date: May 7, 2007
/s/ RANDY H. THURMAN
Randy H. Thurman
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ MARTIN P. GALVAN
Martin P. Galvan
Executive Vice President, Chief Financial Officer, Information Technology and Director of Investor Relations
(Principal Financial Officer)

VIASYS HEALTHCARE INC.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Employment Agreement, dated May 26, 2006, by and between the Company and Arie Cohen.

31.1	Chief Executive Officer’s Rule 13a-14(a)/15d-14(a) Certification.

31.2	Chief Financial Officer’s Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certifications.